Form 10KSB
period 1999-09-30
DEMEGEN INC
filed 1999-12-22
CIK 1077596

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 0-25353

                                  DEMEGEN, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          COLORADO                                         84-1065575
(State or Other Jurisdiction of                          (IRS Employer
 Incorporation or Organization)                        Identification No.)

1051 Brinton Road, Pittsburgh, PA                             15221
(Address of Principal Executive Office)                    (Zip Code)

                                 (412) 241-2150
                           (Issuer's Telephone Number)

          Securities to be Registered under Section 12 (b) of the Act:

                                      NONE

          Securities to be Registered under Section 12 (g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X
    -----     -----

The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,854,094 as of December 6, 1999, computed on the basis of the average of the bid and asked prices on such date.

As of December 6, 1999 there were 26,361,899 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1 - BUSINESS

THE COMPANY

The Company was formed after the July 27, 1992 acquisition of the assets of The Demeter Corporation by Excelsior Capital Corporation ("Excelsior"). Excelsior was incorporated in Colorado on September 16, 1987. Excelsior acquired all of the assets of The Demeter Corporation in exchange for 6,625,821 shares of Excelsior's $0.001 par value common stock. The Demeter Corporation's assets consisted of intangible assets related to various biotechnology applications in the fields of human and animal health care, agricultural and commercial chemicals. Subsequent to the acquisition, Excelsior changed its name to Demeter BioTechnologies, Ltd. On September 18, 1998, shareholders approved the proposal of the Company's Board of Directors to change the Company's name to Demegen, Inc. The Company is currently incorporated in the State of Colorado.

For accounting purposes, the acquisition was treated as a reverse acquisition whereby The Demeter Corporation acquired Excelsior Capital Corporation. The historical financial statements prior to the acquisition are those of The Demeter Corporation utilizing the capital structure of Excelsior. However, The Demeter Corporation had no operating activities from the date of inception, December 6, 1991, through July 27, 1992. Likewise, Excelsior had no operating activities prior to December 6, 1991.

The Company is a life science company located in Pittsburgh, Pennsylvania. The Company is developing two types of proprietary products. These products include peptide (small protein) therapeutics for pharmaceutical applications and plant genes for agricultural applications.

The Company's business strategy is to focus its resources on the design and development of its core technology, while licensing to larger partners its many potential applications for commercialization. The Company has a platform technology which can be commercialized by using specific compounds as the active ingredient for many different potential products. The compounds have demonstrated activity against many different types of infectious diseases and cancer. The Company is targeting specific peptides or plant genes, disease targets and commercial partners with whom products will be fully developed and commercialized.

The Company has discovered key structural design parameters to construct proprietary synthetic compounds with potent anti-cancer and anti-bacterial performance characteristics. In the peptide form, the Company's compounds are stable and soluble and have demonstrated efficacy in treating certain diseases in animals. The anti-cancer and anti-bacterial performance represent significant market opportunities - both in terms of the size of the market and also because there are no cures or effective treatments for the important diseases being targeted. In the plant gene form, the Company's compounds have been transformed successfully in crops. In vivo disease resistant results have been obtained in both potatoes and tobacco, both important demonstration crops. Significant nutrition enhancement in sweet potatoes has also been obtained including both qualitative and quantitative increases in overall plant protein content.

The Company has assembled an experienced team that will further develop, enhance and protect its core technology, as well as aggressively develop product applications from the technology. In general, the Company's primary sources of revenue will be license fees, milestone payments, royalties, research grants and revenues from supplying materials to licensees. The Company's November 1997 license agreement with Mycogen Corporation, a large agricultural biotechnology company owned by Dow AgroSciences LLC, a wholly owned entity of The Dow Chemical

Company, was the Company's first major success at licensing technology which the Company has developed.

The Company received an initial payment for licensing its disease resistant agricultural technology. Additionally, the Company will receive future milestone payments, as Dow Agro Sciences commercializes the agricultural technology, and royalties for licensing its disease resistant agricultural technology. The Dow Agro Sciences Agreement includes the exclusive license of certain technologies for genetic disease prevention and spray-on treatment. The Dow Agro Sciences partnership is poised to become a major revenue stream for the Company as Dow Agro Sciences pursues the commercial application of the process. In November 1998, the Company expanded the agreement with Dow Agro Sciences to include its agricultural nutrition technology. The Company could receive up to $20 million, exclusive of royalties, over the next four to six years in the form of license fees, research support and milestone payments as Dow Agro Sciences commercializes these agricultural technologies. The Dow Agro Sciences milestone payments under the initial agreement (disease resistance) are expected to begin upon regulatory approval or first sale. Additional milestone payments will be received for the first commercial sale of certain crops and for the first commercial sale of other crops not specified in the agreement. The term of the initial agreement is the later of the expiration of the last patent or the cessation of sales of products covered by the license.

The Dow Agro Sciences milestone payments under the addendum (nutrition enhancement) are expected to begin in 2000 for the achievement of certain technical feasibility benchmarks. Additional milestone payments are expected to be received in 2000 - 2008 for animal feeding benchmarks, the first commercial sale of certain crops, for the first commercial sale of other crops not specified in the agreement and the achievement of cumulative gross margin benchmark sale of certain crops. The term of the addendum is the later of the expiration of the last nutrition patent or the cessation of sales of products covered by the license.

Dow Agro Sciences will be responsible for all development and commercialization costs. By licensing agricultural applications, the Company will be able to focus upon pharmaceutical applications and will have a revenue source to help fund the pharmaceutical research and development.

In June 1998, the Company received a $2 million equity investment from the CEO Venture Fund of Pittsburgh, PA. The financial commitment marked the largest investment in the Company since the Company's inception. Since 1992, the Company has raised in excess of $12 million of capital since inception.

OPERATIONS

The Company's primary focus is the development of human therapeutics. The Company accomplishes this by developing and refining its core technology and intellectual property, and secondly, by using its drug development team to bring individual applications from the pre-clinical stage to human clinical studies. The Company plans to out-license its pharmaceutical products, after completing Phase I or Phase II human clinical trials for that application. The majority of the Company's agricultural technologies are being developed and will be commercialized by the Company's agricultural partner. In this role, Dow Agro Sciences is spending significant funds to develop enhanced crops using the Company's plant gene technology. Dow Agro Sciences is providing all of the development, patent and regulatory costs and clearances for the individual crops.

During the past few years, the Company has explored the breadth of its technology in order to determine the best targets for initial commercialization. In order to attain proof of concept for an application, the Company has collaborated with many renowned scientists with U.S. medical centers and research universities, as well as in the laboratories of the NIH and USDA. In doing so, the Company was able to develop numerous pharmaceutical and agricultural applications with limited personnel and without large infrastructure resources.

Since the Company's inception, an estimated $5 million and the use of sophisticated laboratories have been expended by universities, governmental agencies and private foundations developing products using the Company's technologies, while the Company maintains commercial rights and control.

The Company has not sought to build all of the pre-clinical facilities required for drug development. However, the Company has established a core laboratory in Pittsburgh to be able to perform microbiology, tissue screening, quality control and chemistry necessary to develop the utility and potential of its compounds as well as testing the design theories of

Dr. Jesse M. Jaynes, inventor of the Company's core technologies. The Company expects to continue to out-source toxicology and animal efficacy studies required in development of therapeutic applications. This minimizes infrastructure cost.


PHARMACEUTICAL APPLICATIONS

The Company has selected a lead compound, for development as a cancer therapeutic. The majority of the Company's cancer results to date have been directed towards prostate cancer. However, a number of evaluations by the National Cancer Institute ("NCI") and private laboratories have indicated that this compound may have broad applicability against many types of cancers. In addition to its cancer program, the Company has pre-clinical research programs to prevent and treat bacterial and viral infections.

The Company hopes to work with a strategic partner for late stage development and commercialization of its cancer application. However, the Company will seek to accomplish Phase I human clinical studies before licensing this application. The Company's strategy is to advance the Company's applications as far as possible so that they are much more valuable before licensing them to a large commercial partner.

During the next twelve months, the Company expects to complete all of the efficacy, toxicology, pharmcokinetic and chemistry and manufacturing tests necessary for a new drug substance to get investigative new drug ("IND") approval from the Federal Drug Agency ("FDA").

Prostate cancer, the second leading cause of cancer deaths in men in the United States, affects 9.7 million Americans. Over 200,000 new cases are diagnosed each year and more than 40,000 American men die of this disease annually. Carcinoma of the prostate is the most commonly diagnosed cancer in men and the second most common cause of cancer death in western civilization. It is predominately a tumor of older men, which frequently responds to treatment when widespread and may be cured when localized.

Currently, therapeutic options include surgery, radiation therapy, hormonal therapy and chemotherapy. The approach to treatment is influenced by the stage of the disease, age and coexisting medical conditions. Surgery (radical prostatectomy) and radiation are options for early stage cancer that has not spread outside the prostate. Hormone therapy and chemotherapy are considered for metastatic or recurring disease. The median age at diagnosis is 72 years. A significant number of patients, especially when diagnosed at a more advanced stage, relapse and develop incurable disseminated metastatic disease. None of the current treatments for advanced disease provide significant benefit to survival. Effective treatment modalities for patients with residual or non-localized disease are clearly needed.

D2A21 has also demonstrated anti-tumor activity or solid tumors cell lines, including lung, breast, ovarian, bladder, central nervous system and melanoma. Additional studies in two laboratories indicate that prostate cancer cell lines appear to be more susceptible to D2A21 than other solid tumor cell lines. Therefore, the initial indication for this development plan is the treatment of prostate cancer.

Rats treated with D2A21 achieved a 60% reduction in the growth of primary tumors and a significant reduction in the number of lung metastases. The survival rate increased from 25% for controls to 75% for D2A21 treated animals.

D2A21 has been effective in reducing tumors when administered by the following systemic routes, which include: sub-coetaneous, intra-parentinal ("IP") and intravenous ("IV"). The Company is in the process of selecting the final dosage schedule for D2A21 to complete the pre-clinical efficacy and toxicology tests.


HUMAN CLINICAL TRIALS

It is the Company's goal to begin Phase I human clinical trials within the next twelve months. The major purpose of a Phase I study is to define a safe dose and schedule of administration of D2A21. Generally, cancer patients eligible for Phase I have confirmed malignancy for which no effective therapeutic options are known. Although the emphasis of the study is safety rather than efficacy, it would be of use to maximize the opportunity for recognizing therapeutic benefit.

The specific Phase I protocols are being developed with the Prostate and Urologic Cancer Center at the University of Pittsburgh Cancer Institute. It is anticipated that the University of Pittsburgh Cancer Institute will conduct the Phase I clinical trials.

Phase II studies will be designed to assess the anti-tumor efficacy of D2A21. Using the dose and schedule found to be safe in Phase I studies, D2A21 will be given to groups of patients with prostate cancer. The selection of cancers to study in Phase II is usually based upon preclinical efficacy studies and any promising results in Phase I studies.

Once D2A21 has demonstrated adequate efficacy and safety in Phase II studies, it will enter Phase III testing where it will be compared to generally accepted therapies for efficacy and toxicity. Demegen anticipates licensing during or after Phase II clinical trials.

SUPPORT FOR THE DEMEGEN CANCER PROGRAM

The Company has received considerable outside support for its cancer program. Researchers and clinicians at the University of Pittsburgh Cancer Institute, Duke University Medical Center and the National Cancer Institute have given time, research and counsel to help the Company develop this cancer therapeutic.

The Company has also received over $1.5 million in research grants from non-profit cancer foundations and institutes from early 1993 to date. In addition to direct financial support, numerous university and governmental labs have conducted research with D2A21, at no charge to the Company, to confirm the anti-tumor effectiveness of this compound in animal models.


ANTI-BACTERIAL APPLICATIONS

In addition to its cancer program, the Company is conducting pre-clinical experiments to assess using D2A21 and its compound for anti-bacterial therapeutics. These include an intravaginal gel that prevents the transmission of Chlamydia, a sexually transmitted disease ("STD") which affects the reproductive health of 4 to 8 million U.S. women each year. The Company's efforts to develop this application have been extensively supported by institutions, which include: the Sexually Transmitted Diseases Branch at the National Institutes of Health ("NIH"), the Division of AIDS at the NIH. In addition to the Company's $100,000 Small Business Innovation Research Program ("SBIR") grant from the NIH for STD prevention, the NIH has also been indirectly funding the Company's related research at a number of universities. The Company hopes to begin Phase I clinical trials of a typical gel to prevent Chlamydia in 2000.

The Company is also pursuing the effectiveness of its compounds in treating infected burns and burn wounds at the University of Southern Illinois. The Company hopes to begin Phase I clinical trials of a polymer gel to prevent infections of burn wounds also in 2000.

The Company is also conducting tests to determine the effectiveness of its compounds in treating pulmonary multi-drug resistant bacterial infections, in appropriate animal models. The Company has received an additional $100,000 SBIR grant from the NIH for its pulmonary infection pre-clinical program, which is being researched at the University of North Carolina - Chapel Hill.

The Company has demonstrated antimicrobial activity against a broad spectrum of bacterial pathogen. Its compounds have potent in vitro activity against pathogens from species of: Staphylococcus, Pseudomonas, Enterococcus, Streptococcus, E. coli, Gonococcus and Chlamydia. The Company's compounds have shown in vitro efficacy against all of these dangerous pathogens, as well as methicillin-resistant Staphylococcus aureus ("MRSA") and vancomycin-resistant enterococcus ("VRE"). The Company has demonstrated that its Peptidyl mimes are effective in increasing survival when injected sub-eschar into Pseudomonas infected mouse model. In another animal model, the Company compound successfully eliminated a protozoal infection (Chagas disease), when administered intravenously in mice.

A major problem, which strongly encourages the development of new class of antibiotics agents, is the fact that many common pathogens are becoming resistant to the therapeutics that have treated patients for the last forty years. Each year in the United States, about two million cases of infection are contracted by people while they are in the hospital. Infection remains the principal cause of death of hospitalized patients in the United States, and one of the leading causes of all deaths throughout the world. Treatment of infection is a rapidly increasing concern because of the exponential rate of emergence of antibiotic-resistant bacteria, compounded by the lack of new antibiotic options effective against these organisms. The Company is optimistic that their compound's will be an effective alternative to antibiotics in treating infection. If the compound is effective, the evolution of antibiotic-resistant bacteria will also become a moot issue.


PHARMACEUTICAL DEVELOPMENT SCHEDULE


Human clinical trials are typically conducted in three sequential phases which may overlap. Phase I involves the initial introduction of the drug into human subjects or patients where the product is tested for safety, dosage, tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) identify possible adverse effects and safety risks, (ii) determine the efficiency of the product for specific, targeted indications, and (iii) determine dosage tolerance and optimal dosage. When Phase II evaluation demonstrates that the product may be effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites. A pivotal Phase III trial is an adequate and well-controlled study which provides the primary basis for determining whether there is "substantial evidence" to support the claims of effectiveness for new drugs and forms the basis for an NDA. The regulatory authority or the sponsor may suspend clinical trials at any point in this process if either entity concludes that clinical subjects are being exposed to an unacceptable health risk, that the trials are not being conducted in compliance with applicable regulatory requirements, or for other reasons.

AGRICULTURAL PLANT GENES


The Company's platform technologies can be applied to a variety of disease problems not only for mammals but plants as well. The Company's agricultural genes have been well received by the agribusiness community. So much so that business opportunities developed rapidly and a substantial value has already been achieved. The proceeds from the license of its agricultural application help the Company fund pharmaceutical product development.

The application of biotechnology to agricultural crops is directed to the creations of differentiated, value-added plants and products which improve production, extend shelf life, prevent pathogenic disease, enhance nutritional value and reduce the negative environmental impact of potentially hazardous chemicals. Genetically engineering crops reduces the time to develop new crops through accelerated cross breeding of crops. In addition to speed, genetic engineering enables the designer to introduce characteristics, in particular pest and disease resistance, which would most likely not be feasible with traditional techniques.

Perhaps the most fundamental driving force for these new crops is the basic recognition that the world's population is growing by over 50 million people per year. At the same time, as economies improve in developing countries, the demand for food increases faster than the population, or their ability to produce it. The president of a large agricultural biotechnology company has stated that the output per acre will need to double in the next thirty years, just to maintain the current levels of hunger and malnutrition.


DISEASE RESISTANT CROPS

In November 1997, the Company concluded a significant exclusive licensing agreement with Mycogen Corporation to utilize the Company's antimicrobial plant genes in developing disease resistant agricultural crops. Mycogen is a large agricultural biotechnology company based in San Diego, California. In October 1998, The Dow Chemical Co. purchased the remaining share of Mycogen that it did not already own. Dow Agro Sciences, LLC is a wholly owned subsidiary of The Dow Chemical Company, a $20 billion conglomerate with significant business interests in the agricultural business sector.

Under the agreement, Dow Agro Sciences is responsible for all subsequent development and commercialization costs to fully develop, protect and commercialize this unique technology. Dow Agro Sciences will also seek third parties for commercialization in order to accelerate development and to expand the number of different crops being commercialized.

In November 1998, the Company amended the aforementioned agreement with Dow Agro Sciences adjusting the milestone and related payments and minimum royalties. The modification provided an additional exclusive license for the Company's agricultural nutrition technologies.

The Dow Agro Sciences Agreement conveys to Dow Agro Sciences all rights with regard to the development and use of the technology for plant related applications. Dow Agro Sciences has a period of time from the date of the Agreement to pursue the commercialization of the technology covered by the Agreement. After that time, the Company has the right to bring possible interested parties to Dow Agro Sciences and certain rights may be returned.

Including disease resistance and nutrition, the revised agreement calls for over $20 million in payments to the Company, as Dow Agro Sciences commercializes the agricultural technology, exclusive of royalties, for license fees, research support and milestone payments.

Minimum royalties begin in 2003 for the disease resistance agreement. Prior to that, other milestone payments or license fees may be forthcoming depending upon the development of those products. Relative to the nutrition addendum, minimum royalties and research support funding are received annually. Milestone payments and sub-license fees are expected to begin in fiscal 2000.

The structure of the Dow Agro Sciences partnership is such that Dow Agro Sciences assumes nearly all responsibilities and costs for product development, regulatory approval and marketing. The Company will need relatively few resources to support this licensee of its technology.

The Company's Chief Scientist, and two to four full time equivalent employees will provide technical assistance and research support.

One example of the effectiveness of the Company's technology was demonstrated by the U.S. Department of Agriculture ("USDA") against Erwinia carotvora, commonly known as potato "soft rot". Soft rot affects tubers while in storage or in the soil prior to harvest and can decay to seed tubers or seed pieces after planting. Soft rots also cause the decay of numerous other fleshy fruits and vegetables, such as cucumbers, onions, tomatoes and lettuce and some ornamental plants, such as iris. Soft rot can cause extensive damage to potatoes in storage within a few hours.

The experiments conducted to test efficacy of soft rot protection indicated that those tubers which contain the Company's genes almost totally resisted rotting. The test results indicate that after a five day incubation period, compared to the control group, the amount of soft rot reductions achieved ranged from 85% to 96%. This is a highly significant result that has not been achieved before in potatoes. Losses caused by soft rot diseases are estimated at 10% in the United States or about $300 million, and often much higher in other countries.

Most transgenic development for crop protection is targeted at replacing insecticides or increasing herbicide resistance. The Company believes its success and patent position in controlling bacterial and fungal diseases is unique. Fungicide expenditures in the United States and the world are $550 million and $4.1 billion, respectively.

NUTRITIONAL ENHANCED CROPS


In addition to disease resistance traits, the Company has invented "storage protein" or nutrition genes, DNP, which contain all the essential amino acids for healthy animal or human growth. The first field proof of this concept has been obtained in sweet potatoes, in testing conducted under the direction of Dr. C.S. Prakash, Professor and Director of the Center for Plant Biotechnology at Tuskegee University. Sweet potatoes grown with the Company's nutrition genes produce all of the essential amino acids required for daily consumption. The overall protein levels in the sweet potatoes averaged over 16% compared to the normal levels of less than 5%.

One of the crops which historically valued additional protein is wheat for food uses. Standard wheat flour contains about 11% protein. Commercial users of flour often add wheat gluten to achieve a higher protein content. Wheat with a higher protein content, in the 14% to 17% range, can command premiums ranging from $0.20 to $1.25 per bushel. Accordingly, a higher protein wheat offers a market opportunity of several hundred million annually.

The Company's patented nutrition technology could also be very important for U.S. and world animal feed producers. In the future, animal feed producers may be able to obtain the essential amino acids they require, in constructing their feed rations for poultry and swine, directly from corn, sorghum or even soybeans. The savings on their feed bill could be substantial, in addition to avoiding some of the problems that occur occasionally from the use of animal-based ingredients in feed rations.

Plants are generally deficient in the essential amino acids that all animals including humans need to grow and sustain health. Of the twenty essential amino acids humans need, only about twelve are synthesized naturally, the other eight must be ingested regularly to sustain health. Infants and young children are particularly at risk. Millions of young people die or suffer permanent mental and physical damage yearly as a result of insufficient essential amino acid intake. In developed countries, such crops could have considerable appeal to vegetarians.

The use of this technology would produce a new class of products worldwide, the market for these kinds of products could be $1 billion per year within ten years. This technology, is supported with a United States patent.

GOVERNMENT REGULATION


Drug Approval Process

Regulation by the governmental authorities in the United States and other countries is a significant factor in the development, production and marketing of the Company's proposed products. All of the Company's products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures in the United States by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, quality control, safety, labeling, storage, record-keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any of the Company's products and its ability to receive revenues therefrom. The Company has neither applied for nor received regulatory approval to market any products.

The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory, in vivo and formulation studies, (ii) the submission to the FDA of an IND, which must become effective before human clinical trials may commence, (iii) adequate and well controlled human clinical trials to establish safety and efficiency of the proposed drug in its intended indication, (iv) the submission of a New Drug Application ("NDA") to the FDA, and (v) the FDA approval of the NDA.

In order to clinically test, produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug, a company must file an IND and receive clearance from the FDA. The IND is a summary of the preclinical studies which were carried out to characterize the drug, including toxicity and safety studies, as well as an in-depth discussion of the human clinical studies which are being proposed. Approval of a local institution review board ("RIB") and informed consent of trial subjects is also required.

Human clinical trials are typically conducted in three sequential phases which may overlap. Phase I involves the initial introduction of the drug into human subjects or patients where the product is tested for safety, dosage, tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) identify possible adverse effects and safety risks, (ii) determine the efficiency of the product for specific, targeted indications, and (iii) determine dosage tolerance and optimal dosage. When Phase II evaluation demonstrates that the product may be effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites. A pivotal Phase III trial is an adequate and well-controlled study which provides the primary basis for determining whether there is "substantial evidence" to support the claims of effectiveness for new drugs and forms the basis for an NDA. The regulatory authority or the sponsor may suspend clinical trials at any point in this process if either entity concludes that clinical subjects are being exposed to an unacceptable health risk, that the trials are not being conducted in compliance with applicable regulatory requirements, or for other reasons.

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. The FDA may deny approval of an NDA if applicable regulatory criteria are not satisfied, or may require additional data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy its criteria for approval. Once issued, a product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the

FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and it has the power to prevent or limit further marketing or a product based upon the results of these post-marketing programs.

Satisfaction of these FDA requirements, or similar requirements by foreign regulatory agencies, typically takes several years and the time needed to satisfy them may vary substantially, based upon the type, complexity and novelty of the drug product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products being developed by the Company on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining or failure to obtain regulatory approvals would have a material adverse affect on the Company's business. Marketing the Company's products abroad will require similar regulatory approvals and is subject to similar risks. In addition, the Company is unable to predict the extent of adverse government regulation that might arise from future United States or foreign governmental action.

Before the Company's products can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. No assurance can be given that, even if a product is approved by a regulatory authority, satisfactory prices will be approved for the Company's products.

No assurance can be provided that the Company's INDs or NDAs will be successfully reviewed by the FDA, or that similar applications will be successfully reviewed by foreign regulatory authorities. Further, the FDA and foreign authorities may at any time take legal or regulatory action against a product or the Company if it concludes that a product has not complied with applicable laws and regulations or that earlier evaluations of a product's safety or effectiveness may not have been adequate or appropriate. Such action may include, but is not limited to, restrictions on manufacture and shipment of products, seizure of products, injunctions and civil and criminal penalties. The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of health care costs in the United States and in foreign markets could result in new government regulations which could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad.

There has been an increased awareness in Europe and Asia as to genetically modified organisms ("GMO"). Some foreign governments have or are expected to mandate the disclosure on consumer products of the inclusion of GMOs. This has resulted in certain food processors requesting that their suppliers only provide them with non-genetically modified agricultural products. While there is an awareness of GMOs in the United States, it has not progressed to the point of other countries. In November 1999, a Bipartisan bill was introduced in Congress that would require labels identifying whether fresh produce or any ingredient in packaged foods was grown from genetically modified seed. Additionally, the FDA has signaled it is considering changes in genetically modified crops.

In 1999, there were some forty million hectares globally planted with transgenic crops, 43% more than in 1998. 72% of those crops were planted in the United States, with 84% of the total made up of soybean and corn. Despite this wide acceptance of these products, there is much negative emotion, especially in Europe. However, offsetting this emotion, the developing countries are starting to speak in favor of such crops because they see such crops as absolutely necessary methods to produce enough food to feed their people. Further, the Company believes that when crops that directly benefit people are demonstrated, such as the Company's high nutrition sweet potato, there will be more acceptance compared to crops that permit greater use of chemical herbicides.


ENVIRONMENTAL REGULATIONS

The Company does not incur significant costs in complying with federal or state environmental regulations due to the nature of its activities.

COMPETITIVE CONDITIONS


There exists intense competition in the pharmaceutical and biotechnology industries. The Company faced competition from a variety of sources, both direct an indirect. There are several other biotechnology companies that are developing peptide compounds for antimicrobial or anti-cancer applications. These companies include: Applied Microbiology, Cubist Pharmaceuticals, Magainin Pharmaceuticals, Micrologix Biotech, Microcide Pharmaceutical, Inc. and Xoma Corporation.

While there are a number of applications in clinical trials, the Company is not aware of any products which have yet been approved for sale.

Based on the potency of its compound as reported to the Company by independent medical collaborators, the Company believes that its compound can successfully compete.

The Company's competition appears to be focusing primarily on anti-bacterial applications, and unlike the Company, has not reported similar successes in the cancer area. Nor do these competitors have any agricultural products in their pipeline. Given the Company's patent position in the agricultural area, the Company feels it is in a strong position to dominate this area as compared to the aforementioned competitors. To the best of the Company's knowledge, there are few, if any, peptide biotechnology companies in the plant genetic arena.

In addition to peptide competitors, there are, of course, many companies working to develop new antibiotics and cures for infectious diseases and cancers. This bodes well for the Company since large pharmaceutical companies are actively seeking new compounds. As the Company's product development progresses, the Company believes its technology becomes more appealing to a wider selection of potential partners.

TECHNOLOGY BASE

The Company's technology was designed by Dr. Jaynes, who has over fifteen years of peptide design experience and is a biochemist by training. He is a Co-Founder of the Company and serves as Vice President of Research. The Company believes having a molecular architect as part of the management team distinguishes the Company from its peptide biotech competitors which have typically in-licensed their lead molecules. As a result, the Company has a structure and process in place for creating a pipeline of new molecular product applications.

Peptides with lytic properties occur in nature and are part of the natural immune systems of many plants, animals and insects. The Company's core science is the ability to design synthetic molecules which are many times more powerful than those occurring in nature, with minimal toxicity. The Company's molecules range in length from 17 to 40 amino acids and they have no sequence homology to the peptides found in nature. In its discovery process, the Company has identified and filed patents on a number of characteristics, which, when incorporated into the design of the molecule, create compounds with unique properties. These design "rules" include parameters for charge density, length, amphipathy, hydrophobicity and spatial orientation. When organized, these characteristics permit the ability to design molecules with increased specificity and activity, which means some compounds are more effective against cancer than bacteria, for example.

The nutritional technology is a significant innovation without a naturally occurring antecedent. As a result this technology has the potential to create a whole new industry.

Understanding the rules for creating the desired properties is an important aspect of the Company's core technology. The Company has designed several thousand different molecules. This relatively small number represents the spectrum of molecules with the most desirable features and benefits compared to the hundreds of millions of potential combinations and permutations which could theoretically be created.

The understanding of these core discoveries are currently being significantly expanded. In a partnership with Mycogen, an extensive evaluation process is now underway. Should this process yield new breakthroughs or discoveries, the Company will retain all rights to non-agricultural applications.


SCIENTIFIC ADVISORY BOARD

The Company's Scientific Advisory Board comprises leading scientists from several disciplines. The Company frequently consults with its Scientific Advisory Board on research and development and strategies and techniques. The members of the Company's Scientific Advisory Board are as follows:

Paul L. Kornblith, M.D., is President and Founder of Precision Therapeutics. Dr. Kornblith serves as an Adjunct Professor in the School of Health and Rehabilitation Sciences at the University of Pittsburgh. Dr. Kornblith also serves as Vice Chairman and Professor of Neurosurgery and Co-Director of the University of Pittsburgh's Brain Tumor Center. He also serves on the editorial boards of five other cancer and neurosurgical journals. Previously, Dr. Kornblith served as Chief of the Surgical Neurology Branch, NINCDA, and the National Institute of Health ("NIH").

Roger A. Laine, Ph.D., is a Professor of BioChemistry and Molecular Biology and Director of the LSU Mass Spectrometry Facility at Louisiana State University. Dr. Laine serves as President and Founder of Anomeric, Inc. He was previously the Scientific Founder of Glycomed, now part of Ligand Pharmaceuticals.

Wayne F. Tompkins, Ph.D., is Professor in the Department of Microbiology, Pathology and Parasitology at North Carolina State University. Dr. Tompkins also serves as the Immunology Programs Coordinator at North Carolina State. He received his Ph.D. in Virology and Immunology from the University of Wisconsin. Dr. Tompkins is the co-developer of the Feline Immunodeficiency Virus ("FIV") cat model, an accepted animal model for testing potential HIV therapeutics.

Paul Zorner, Ph.D., is senior scientist of the Global Industrial Biochemistry Platform at the Dow Chemical Co. and was formerly vice president of product development at Mycogen. Dr. Zorner has had over 20 U.S. patents issues. He is also Chairman of the strategic planning committee, member of the publication board and member of the sustainable agricultural committee of the Weed Science Society of America.


PRINCIPAL SCIENTIFIC COLLABORATORS

The Company's primary scientific collaborators are as follows:

Cancer Therapeutics

         Robert H. Getzenberg, Ph.D. Co-Director, Prostate & Urologic Cancer Center, University of Pittsburgh Center Institute, Pittsburgh, PA

Bacterial Preventatives & Therapeutics

         Sharon Hillier, Ph.D., Associate Professor of Obstetrics, Gynecology & Reproduction, Magee-Womens Research Institute at the University of Pittsburgh Medical Center, Pittsburgh, PA

         Roland R. Arnold, Ph.D., Professor Diagnostic Sciences and Periodontology, University of North Carolina at Chapel Hill, NC

         David C. Henke, M.D., Assistant Professor, Department of Medicine, Director, Outpatient Clinical Services, Division of Pulmonary Diseases, University of North Carolina at Chapel Hill, NC

         Michael W. Neumeister, M.D., F.R.C.S.C., Assistant Professor, Program Director, Plastic Surgery Residency Program, Institute for Plastic and Reconstructive Surgery, Southern Illinois University, Springfield, IL

Crop Disease Resistance and Nutrition Enhancement

         C.S. Prakash, Ph.D., Professor and Director of the Center of Plant Biotechnology at Tuskegee University in Alabama

         Arthur K. Weissinger, Ph.D., Associate Professor of Crop Science, North Carolina State University, Raleigh, NC


MECHANISM OF ACTION

In general, the compounds are believed to act by disrupting the membrane or cell wall, thereby allowing fluids to enter the cell and cause the cell to be destroyed or lysed. Because healthy human cells have a more complex cytoskeletal structure, which a pathogenic cell does not possess, the healthy cell has the ability to repair any damage. In the case of bacteria, this method of action effectively precludes bacteria from mutating to avoid destruction, thereby giving the Company's compounds a competitive advantage over most other antibiotics where drug resistance is becoming a major problem. The Peptidyl MIMs are also effective directly against cancer cells. Cancer cells are, in effect, unhealthy cells, and therefore have weakened cytoskeletal structures. In the case of cancer, the Company's in vivo results are better than the in vitro results. Hence, additional mechanism of actions are being investigated.

For cancer, the general theory for mechanism of action of the Peptidyl MIMs has been that of initial membrane disruption with subsequent cell lysis and death of the patient or the cell. However, research results suggest that additional factors come into play in the in vivo situation. The Company is accumulating evidence which indicates that D2A21 may have anti-angiogenic properties in addition to its lytic function. The anti-angiogenic property interferes with tumor blood supply, and reduces the growth rate for the primary tumor.


GENETIC ENGINEERING


The Company has designed plant genes that destroy many agricultural fungal and bacterial pathogens once inserted transgenically into the genome of crops. The crops then take on the disease resistant trait and are able to express the peptide into future generations of the plant. The Company has constructed an inventory of genes which are being used to incorporate disease resistance into plants, securing good yields while reducing the use and cost of environmentally undesirable chemicals.

Genetically engineering crops accelerates the traditional time consuming cross breeding of crops. In addition to speed, genetic engineering enables the designer to introduce characteristics, in particular pest and disease resistance, which would likely not be feasible with traditional techniques. Although plant genetic engineering still faces regulatory hurdles, there have been significant recent breakthroughs in acceptability of biologically enhanced crops. Bt genes (developed by Monsanto, Mycogen and others), which help resist insects, are examples of the major efforts underway to genetically modify plants.

The Company has also designed another type of plant gene, a custom designed storage protein which has significant potential for improving animal feeds as well as human nutrition, by improving the amino acid profile of various food and feed crops. Recent independent results of this gene indicate that the total protein content, not just the deficient amino acids, could be increased four fold.

The principal goal in plant protein design has historically been to increase one or two individual amino acids. The historic approach has generally not been successful because they were unable to stabilize sufficient quantities of the target proteins. Dr. Jaynes took a broader approach and built upon the structural requisites he used to design proteins with anti-bacterial traits.

Dr. Jaynes designed protein molecules which when produced by the plant, would produce the most essential amino acids needed by humans, and offsetting those in which the crops, on average, were most deficient. A key step was to create a molecular structure that mimics a natural plant storage protein's ability to form stable aggregates and accumulate within the plant cell. This design concept ASP (Artificial Storage Protein) achieved the goal of a qualitative improvement in protein content. The structural arrangement also facilitates the bioactivity of the essential amino acids by setting up targets for the main digestive enzymes of the mammalian gut, and thereby breaking down the protein into its constituent amino acids.

The design concept developed by Dr. Jaynes also accomplished a quantitative increase in total protein content. Normally a plant produces a variety of proteins. Many of these are broken down to accomplish various plant tasks and the plant produces new proteins. The ASP gene reduces the "turnover" (loss of protein) of the natural proteins within the plant, thereby allowing for greatly increased protein content. The reasons given for the turnover reduction are not yet understood, but the result of inserting an ASP gene yields significant qualitative and quantitative improvement in protein content without degradation of other important characteristics.


PRODUCTION


Peptides are currently produced using a chemical synthesis process. Using synthesis, the Company's compounds typically cost $1,200 to $5,000 per gram, depending upon the volume and other characteristics. Large scale production will lower this cost significantly. For most pharmaceutical application, because the compounds are active in very low concentrations, cost of the compound is not a significant issue. The Company expects that its compounds can be produced at a satisfactory cost level. For applications which may require a very low cost, the Company is currently developing a source of supply that is expected to meet the necessary cost targets.

The peptide for nonclinical and initial clinical development activities have been manufactured by a third party vendor, using a manufacturing method based upon currently available solid phase peptide synthesis technology. The development of specifications and establishment of analytical methods is being carried out jointly with a number of entities and the Company. The manufacturer selected by the Company will perform quality control and stability testing of the drug substance. For commercial quantities there are a number of companies with capabilities to produce peptides on a large scale. The Company anticipates it, or its licenses, will be able to contract for suitable large scale peptide production. Implementation of all of the methods is the responsibility of the manufacturer. The

Company has established a standard commercial relationship with a manufacturer to produce the clinical supplies that the Company currently requires.


PATENTS, LICENSES AND PROPRIETARY RIGHTS


The Company has filed a number of United States patent applications, as well as corresponding applications in the PCT and foreign countries.. The Company's patent strategy is to strive for broad coverage for a class of molecules for a wide range of diseases in humans, animals and plants. The Company's lead molecule, D2A21 is patented as a composition of matter. Additionally, the Company has in excess of 40 molecules patented as compositions of matter.

For its agricultural applications, the Company has acquired the exclusive rights to three U.S. and five international patents from Louisiana State University ("LSU"). The license from LSU expires in 2014. These patents include broad claims for plants with bacterial and fungal resistance or enhanced nutrition. Dr. Jaynes, the Company's Vice President of Research, was the principal investigator on these patents when he was a professor and researcher at LSU. These patents also carry early filing dates, thereby giving the Company a very strong patent position in the disease resistant and nutrition enhanced plant area. The Company has also been assigned Dr. Jaynes' exclusive rights to patents related to has earlier work at LSU.


STATUS OF DEMEGEN PATENTS

Patent #                                    Title
--------                                    -----

5,561,107           Method of Enhancing Wound Healing by Stimulating Fibroblast
                    and Keratinocyte Growth in Vito, Utilizing Amphipathic Peptides
                    (expires October 1, 2013)

5,597,945*          Plants Generically Enhanced for Disease Resistance (expires
                    January 28, 2014)

5,597,946*          Method for Introduction of Disease and Pest Resistance into Plants and Novel Genes Incorporated into Plants Which Code Therefore
                    (expires January 28, 2014)

5,717,064           Methylated Lysine-Rich Lytic Peptides and Method of Making Same by
                    Reductive Alkylation (expires February 10, 2015)

5,744,445           Method of Treating Pulmonary Diseases with Non-Naturally
                    Occurring Amphipathic Peptides (expires April 28, 2015)

5,773,413           Method of Combating Mammalian Neoplasias and Lytic Peptides
                    Therefor (expires February 10, 2015)

5,811,654*          Plants genetically enhanced for nutritional quality (expires
                    July 25, 2006)

5,955,573           Ubiquitin-lytic peptide fusion gene constructs, protein
                    products deriving therefrom, and methods of making and using same (expires July 22, 2014)

5,968,904           Modified Arginine containing Lytic Peptides and Method of
                    Making the same by Glyoxylation (expires November 8, 2013)

Pending             Numerous other applications have been submitted

* Patents in-licensed from Louisiana State University

EMPLOYEES

The Company currently has eight employees but also supports, directly or indirectly, some twenty researchers at academic and other research institutions. These academic and other research institutions are the recipients of SBIR grants requested by the Company, are performing pre-clinical research and/or assisting the Company with its study of its peptides.

COMPANY HISTORY AND GENERAL INFORMATION

The Company was formed after the July 27, 1992 acquisition of the assets of The Demeter Corporation by Excelsior Capital Corporation ("Excelsior"). Excelsior was incorporated in Colorado on September 16, 1987. Excelsior acquired all of the assets of The Demeter Corporation in exchange for 6,625,821 shares of Excelsior's $0.001 par value common stock. The Demeter Corporation's assets consisted of intangible assets related to various biotechnology applications in the fields of human and animal health care, agricultural and commercial chemicals. Subsequent to the acquisition, Excelsior changed its name to Demeter BioTechnologies, Ltd. On September 18, 1998, the shareholders approved the recommendation of the Company's Board of Directors to change the Company's name to Demegen, Inc.

The Company is a "Development Stage Company" that designs synthetic peptide/protein compounds and genes for pharmaceutical and agricultural applications. Current development programs include a new treatment for prostate cancer and sexually transmitted diseases, and two transgenic agricultural applications - one to prevent plant diseases, the other to increase the nutritional value of food and feed crops.

The Company has two licenses in place for its agricultural technology, disease resistance and nutritional enhancement, to Mycogen which has produced historic revenue streams and will continue to produce revenue as Mycogen proceeds towards commercialization of these technologies. The Company is focusing its pharmaceutical efforts upon therapies to prevent or treat bacterial diseases and cancer which it expects to license to a major pharmaceutical firm, when the therapeutic will be either in Phase II or entering Phase III clinical trials. The Company does not have any formal agreements with pharmaceutical firms at this time.

The Company's offices and laboratory are located at 1051 Brinton Road, Pittsburgh, PA 15221 and its telephone number is 412-241-2150. The Company occupies 3,000 square feet of leased space. The lease is for a three year term, expiring September 2001, at a monthly rental of $3,948. Prior to the Company's move to Pittsburgh in September 1998, the Company was located in Durham, North Carolina.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company's office and lab are located at 1051 Brinton Road, Pittsburgh, PA 15221. The Company occupies 3,000 square feet of leased space. The lease is for a three year term, expiring September 2001 at a gross monthly rental, including utilities, of $3,948. Prior to the Company's move to Pittsburgh in September 1998, the Company was located in Durham, North Carolina.

The Company fully utilizes its office space and laboratory.

The majority of the Company's application research is conducted by independent labs, academic and research institutions and commercial partners. The Company's laboratory focuses primarily on research related to the Company's core technologies in assisting Dow Agro Science in an ancillary capacity with the development and commercialization of the agricultural technologies.

The Company believes that these facilities are adequate for its current needs.


ITEM 3 - LEGAL PROCEEDINGS

None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the Over-the-Counter Bulletin Board since 1994 under the symbol "DBOT". The following table sets forth, based upon information received from the National Quotation Bureau, the high and low bid/ask prices for the Common Stock for the quarters indicated. The quotations represent bid between dealers and do not include retail mark-up, mark-down or commissions, and do not represent actual transactions.

Fiscal            December 31               March 31           June 30           September 30
------            -----------               --------           -------           ------------
1999

High                  $0.51                   $0.51             $0.63               $0.44
Low                   $0.21                   $0.32             $0.29               $0.24

1998

High                  $0.88                   $0.66             $0.75               $0.53
Low                   $0.42                   $0.32             $0.30               $0.24

At December 2, 1999, there were 503 holders of record of 26,361,899 shares of Common Stock, exclusive of holders which maintain their ownership in "Street-Name" at brokerage houses, and one holder of record of 4,444,444 shares of Preferred Stock. There are approximately 1,230 stockholders which hold their ownership in street name.


                                    PART II

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain financial data for, and as of the end of, the years ended September 30, 1999, 1998, 1997, 1996 and 1995 and for the period December 6, 1991 (inception) to September 30, 1999:

                                                                                                                      December 6
                                                                 Year Ended September 30,                          1991 (Inception)
                                        -------------------------------------------------------------------------  to September 30,
                                            1999           1998           1997           1996           1995             1999
                                            ----           ----           ----           ----           ----       ----------------

STATEMENT OF OPERATIONS DATA:

Grant and Other Income                  $  1,118,576    $  1,376,918   $    764,834   $    271,777   $    167,592    $  3,816,497

Total Expenses                             2,456,318       3,370,671      1,708,607      2,841,255      3,041,431      16,591,764


Net Loss                                  (1,337,742)    (1,993,753)      (943,773)    (2,569,478)     (2,873,839)   (12,775,267)

Net Loss per Share (dilutive)           $      (0.06)  $      (0.13)  $      (0.05)  $      (0.17)   $      (0.35)

Dividends per Share                     $       0.00   $       0.00   $       0.00   $       0.00    $       0.00

Weighted Average Number
   of Common Shares
   Outstanding                            26,255,104     23,867,091     19,537,047     15,479,889      12,529,314

BALANCE SHEET DATA:


Cash & Cash Equivalents                 $    583,585   $  1,686,658   $    310,252   $     19,266    $      1,004

Working Capital (deficiency)                   6,849      1,329,541     (1,498,477)    (2,754,591)     (3,382,190)

Total Assets                               1,084,505      2,114,750        651,963        156,147         106,746

Long-term obligations                         -0-            -0-            -0-             -0-            13,899

Deficit accumulated during
   development stage                     (14,119,462)   (12,523,358)    (9,443,772)    (8,499,999)     (5,930,521)

Redeemable convertible preferred
   Stock                                   1,768,846      1,510,484         -0-            -0-             -0-

Shareholders' Equity
   (Deficit)                              (1,555,934)      (122,130)    (1,158,216)    (2,642,523)     (3,293,313)


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

GENERAL

Since commencement of operations in 1992, the Company has been engaged in research and development activities, including conducting preclinical studies and clinical trials, and recruiting its scientific and management personnel, establishing laboratory facilities and raising capital. The Company has not received any revenue from the direct sale of its products to the general public but has received grant monies and license payments from other corporations from the license of the Company's technology.

The Company is a "Development Stage Company" that designs synthetic peptide/protein compounds and genes for pharmaceutical and agricultural applications. Current development programs include a new treatment for prostate cancer, severely burned patients, a vaginal microbicide, and pulmonary infections, and two transgenic agricultural applications - one to prevent plant diseases, the other to increase the nutritional value of food and feed crops.

The Company has two licenses in place for its agricultural technology, disease resistance and nutritional enhancement, to Dow Agro Sciences which has produced historic revenue streams and will continue to produce revenue as Dow Agro Sciences proceeds towards commercialization of these technologies. The Company is focusing its pharmaceutical efforts upon the commercialization of its cancer therapeutic which it expects to license to a large pharmaceutical producer.

RESULTS OF OPERATION:

SEPTEMBER 30, 1999 VS 1998

In the year ended September 30, 1999 (Fiscal 1999), grants, license fees and other income was $1.1 million compared to $1.4 million in the year ended September 30, 1998 (Fiscal 1998). The fiscal 1999 revenue was primarily due to a $0.5 million licensing fee and research funding received from Dow Agro Sciences LLC as part of the modification of its license agreement providing Dow Agro Sciences with an additional license for the Company's agricultural nutrition technologies. Additionally, a cancer charity made a grant of $0.375 million during the Fiscal 1999 period as part of an ongoing program to fund the Company's development of cancer fighting drugs. During the Fiscal 1998 period, revenue of $0.9 million was received from Dow Agro Sciences relative to the initial license for the Company's agricultural disease resistance technologies. Additionally a grant of $0.25 million was received from the aforementioned cancer charity.

Total expenses increased in the current year exclusive of the $1.7 million non-cash charge in the fiscal 1998 period for the issuance of stock options to employees and directors. The increase was due to a higher employee headcount in the current fiscal period and increased expenditures supporting the Company's research activity.

Research and development expenditures increased to $1.5 million in fiscal 1999 from $0.9 million in fiscal 1998 due to increased funding relative to its cancer drug research. The focus of this research was upon the method of action and other areas in preparation for the submission of an IND to the FDA.

General and administrative expenses increased by $0.1 million to $0.78 million in the current fiscal year as compared to the prior fiscal year when the $1.7 million non-cash charge for compensation expense is excluded from the prior fiscal year. Depreciation and amortization increased to $0.15 million from $0.12 million in fiscal 1998 due to capitalization of additional patent costs and the construction of a new laboratory at the Company's new Pittsburgh office.

The Company did not have a federal or state income tax provision in either Fiscal 1999 or 1998 due to the loss recorded in each year. An allowance was recognized to offset the tax benefit until such time that the Company generates taxable income.

The amounts described above resulted in a net loss of $1.3 million in the Fiscal 1999 period as compared to a net loss of $2.0 million for the Fiscal 1998 period.


SEPTEMBER 30, 1998 VS 1997

In the year ended September 30, 1998 (Fiscal 1998) grants and other income increased significantly to $1.4 million from $0.8 million in the year ended September 30, 1997 (Fiscal 1997). This increase was due to a $0.9 million licensing fee received from Dow Agro Sciences as part of the license entered into during Fiscal 1998. Additionally, a cancer charity made a grant of $0.25 million during Fiscal 1998 as part of an ongoing program to fund the Company's development of cancer fighting drugs. During Fiscal 1997, a grant of $0.5 million was received from this fund. Additionally, the Company recognized $0.1 million of revenue related to research expenses funded by Dow Agro Sciences and received $0.04 million of interest on its cash balances.

Research and development expenses increased to $0.9 million in Fiscal 1998 from $0.6 million in Fiscal 1997 due to the Company's increased funding relative to its cancer and sexually transmitted disease drug research.

General and administrative expenses increased to $2.3 million in Fiscal 1998 from $0.9 million in Fiscal 1997. Included in general and administrative expenses was a non-cash charge of $1.7 million for the issuance of below market stock options issued to employees and directors during Fiscal 1998 that vested during the year. Exclusive of the non-cash charge, general and administrative expenses decreased by $0.25 million to $0.62 million due to decreased legal costs and overall cost containment.

Interest expense decreased to $0.03 million in Fiscal 1998 from $0.17 million in Fiscal 1997 due to the $1.6 million decrease in amounts payable to related parties through the conversion of certain amounts to restricted stock and forgiveness of certain amounts payable late in Fiscal 1997. The receipt of the license fee from Mycogen in March 1998 put the Company in a cash positive position and was used to eliminate the majority of interest bearing payables to employees and directors. Additionally, the conversion and forgiveness of employee debt in Fiscal 1997 eliminated a significant amount of liabilities which were interest bearing.

Depreciation and amortization increased to $0.12 million in Fiscal 1998 from $0.07 million in Fiscal 1997. The increase was primarily due to increased amortization of the License Agreement with LSU which required an initial payment of 700,000 shares (valued at $245,000) of the Company's common stock in May 1997 and the increase in amortization of capitalized patent costs associated with the Company's product processes.

The Company did not have a federal or state income tax provision in either Fiscal 1998 or 1997 due to the loss recorded in each period.

The amounts described above resulted in a net loss of $2 million for Fiscal 1998. The net loss would have been $0.3 million if the aforementioned non-cash charge was excluded.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 1999

During the year ended September 30, 1999, the Company's cash and cash equivalents decreased by $1.1 million to $0.6 million. Net cash provided by financing activities of $0.1 million was offset by $0.27 million of net cash utilized by investing activities and net cash used by operating activities of $0.93 million.

Specifically, cash inflows from financing activities included $0.02 million realized from the exercise of stock options, $0.02 million from an equipment financing and a $0.07 million increase in payables to related parties.

The $0.93 million of cash utilized by operating activities consisted of the net loss of $1.3 million, and a decrease of $0.09 million in unearned revenue, partially offset by $0.15 million of depreciation and amortization, a $0.04 million decrease in accounts receivable, and a $0.23 million increase in accounts payable and other liabilities.

The $0.27 million of cash utilized by investing activities relates to $0.21 million for the purchase of property, plant and equipment and $0.06 million of patent costs capitalized as intangible costs in the current year.

FISCAL 1998

During the year ended September 30, 1998, the Company's cash and cash equivalents increased by $1.4 million to $1.7 million. Net cash provided by financing of $1.6 million was partially offset by a $0.01 million of net cash utilized by operating activities and $0.14 million of net cash utilized by investing activities.

Specifically, cash inflows from financing activities included the $1.9 million net proceeds from the issuance of preferred stock and warrant to the CEO Venture fund in June 1998. Additionally, $0.09 million was realized from the exercise of stock options. These sources of funds were partially offset by a $0.41 million decrease in payables to related parties.

The $0.1 million of cash utilized by operating activities consisted of the net loss of $2 million and a decrease of $0.21 million decrease in accounts payable and other liabilities offset by the $1.7 million of non-cash compensation related to the issuance of below market stock options issued to employees and directors that vested during the year, $0.12 million of depreciation and amortization, $0.09 million of stock issued for services and a $0.18 million increase in unearned revenue relating to the $0.3 million three year administration fee paid to the Company in October 1997 by Mycogen.

The $0.14 million of cash utilized by investing activities relates to $0.05 million for the purchases of property, plant and equipment and $0.08 million of patent costs capitalized as intangible assets in the current year.


FISCAL 1997

During the year ended September 30, 1997, the Company's cash increased by $0.3 million. Net cash provided by financing activities of $0.9 million was partially offset by a $0.6 million of net cash utilized by operating activities and $0.07 million of net cash utilized by investing activities.

Cash from financing activities was generated from $0.1 million net proceeds from the issuance of the Company's Common Stock and $0.82 million increase in payables to related parties due to services provided to the Company.

Cash utilized in operating activities was caused by the net loss of $0.94 million and a $0.5 million decrease in accounts payable and accrued expenses. This was partially offset by $0.07 million of depreciation and amortization and $0.48 million of stock issued for services rendered to the Company.

Cash utilized by investing activities was primarily due to a $0.08 million increase in intangible assets due to the capitalization of patent related expenses.


Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that is not Year 2000 compliant and has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

The Company processes its financial information on a commercially sold accounting package. This package has been modified by the developer such that they have represented to the Company that it is Year 2000 compliant. The Company's payroll is processed by a third party processor who has notified the Company that they are Year 2000 compliant. The remaining computer applications at the Company are not date sensitive and are primarily of a word processing, data base or scientific research nature.

The Company has not and does not expect to perform an assessment of the Year 2000 preparedness of all of its third party relationships. In making this decision, the Company has considered that there are many vendors for the products that they purchase should they have to change suppliers due to a Year 2000 problem. The Company has not selected an institution to perform its Phase I clinical tests. The issue of Year 2000 preparedness will be part of the selection process at the time that the institution to handle the clinical trials is selected.

In the worst case, a Year 2000 failure at one of the Company's vendors could result in a delay in the availability of an item on order. Except for the purchase of peptides from vendors, of which the Company keeps a sufficient inventory to manage short-term requirements, all other items purchased from third party vendors are of the nature of office supplies and miscellaneous items. The unavailability of any of the aforementioned would result in the purchase of the affected items from another vendor as none of these items are vendor specific.

Prospective Information

The Company believes that it has adequate liquidity to fund its operations in Fiscal 2000 if the expected milestone, research support, license and sub-license payments are received from Dow Agro Sciences as expected. Should the expected payments either be delayed or not forth coming the Company would scale back its level of expenditures to maintain sufficient cash flow to fund basic operations. On a long term basis, it will be necessary for the Company to access additional funding so that it can continue to fund the Phase I and Phase II testing of its therapeutic agents. This funding may be in the form of a private placement of equity securities or a secondary issuance of securities into the market.


ITEM 7a - QUANTITATIVE AND QUALITATIVE MARKET RISK

None


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the registrant and the report of Ernst & Young LLP are submitted under Item 14 of this report beginning on page F-1.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Not applicable


                                    PART III

The information called for by Part III (Items #10, 11, 12 and 13) is incorporated herein by reference to the registrant's definitive Proxy
Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.


ITEM 14 - FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

a. Each of the following items are contained in the Company's financial statements and are set forth herein beginning on page F-1.

         (i)      Report of Ernst & Young LLP, Independent Auditors

         (ii)     Balance Sheets as of September 30, 1999 and 1998

         (iii) Statements of Operations for the Years Ended September 30, 1999, 1998 and 1997 and for the period December 6, 1991 (inception) to September 30, 1999

         (iv) Statement of Shareholders' Deficit for the Years Ended September 30, 1999, 1998 and 1997 and for the period December 6, 1991 (inception) to September 30, 1999

         (v) Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997 and for the period December 6, 1991 (inception) to September 30, 1999

         (vi)     Notes to Financial Statements

                  No schedules for Demegen, Inc. for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required under the related instructions, not applicable, or the required information is shown in the financial statements or notes thereto


b.  Exhibits


3.1 Articles of Incorporation of the Company, as amended filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

3.2 Amended and Restated By-laws of the Company filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

4.1 Specimen of Common Stock Certificate filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

4.2 Stock Purchase Agreement, dated June 15, 1998, between the Registrant and the Principal Shareholders of the Registrant and the CEO Venture Fund III filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

4.2.1 Terms of Convertible Preferred Stock filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

4.3 Warrant to Purchase Common Stock, dated June 15, 1998, between the Registrant and the Registrant and the CEO Venture Fund III filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

4.4 Shareholders' Agreement, dated June 15, 1998, by and among the Company, Richard Ekstrom, Jesse Jaynes and the CEO Venture Fund III filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.1 License and Royalty Agreement, effective May 1, 1997, between the Registrant and Louisiana State University filed as Exhibit to the registrant's Form 10, is incorporated herein by reference*

10.2 Restated Demeter-Mycogen License and Royalty Agreement, effective September 23, 1997, between the Registrant and Mycogen Corporation filed as Exhibit to the registrant's Form 10, is incorporated herein by reference*

10.3 Addendum to Restated Demeter-Mycogen License and Royalty Agreement, effective November 13, 1998, between the Registrant and Mycogen Corporation filed as Exhibit to the registrant's Form 10, is incorporated herein by reference*

10.4 Employment Agreement, dated June 15, 1998, between the Registrant and Richard D. Ekstrom filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.4-1 Employment Agreement, dated November 1, 1995, between the Registrant and Richard D. Ekstrom filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.5 Employment Agreement, dated June 15, 1998, between the Registrant and Jesse M. Jaynes filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.6 Employment Agreement, dated June 15, 1998, between the Registrant and James E. Thornton filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.7 Compensation Release Agreements dated September 19, 1997 filed as Exhibit to the registrant's Form 10, is incorporated herein by reference:

     a)       Richard D. Ekstrom
     b)       Bruce A. Guthrie
     c)       Donald A. Guthrie
     d)       Jesse M. Jaynes
     e)       D. Thomas Roane
     f)       A. Lee Caldwell
     g)       James E. Thornton

10.8 Consulting Agreement between the Company and Progressive Media Group, Inc., dated February 12, 1998 filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.9 Settlement Agreement between the Company and Philip Sears dated January, 1998 filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.10 Settlement Agreement dated September 11, 1996, among the Company and Gordon Julian and Sirius Enterprises, Inc. filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.11 Technology Transfer, Support and Royalty Assignment Agreement dated February 19, 1992, between the Company and Dr. Jesse M. Jaynes filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.12 Letter of Understanding dated November 13, 1996 between the Company and Pacific West Cancer Fund filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.13 Stock Option Agreements dated March 6, 1998 filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

     a)       Richard D. Ekstrom
     b)       Bruce A. Guthrie
     c)       Donald A. Guthrie
     d)       Jesse M. Jaynes
     e)       D. Thomas Roane
     f)       A. Lee Caldwell
     g)       Alfonso Lovo-Cordero
     h)       Antonio Maggioni
     i)       George N. Keeney
     j)       James E. Thornton
     k)       Ute Schweb

10.14 Stock Option Agreements dated November 2, 1996 filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

     a)       Bruce A. Guthrie
     b)       Thomas Roane
     c)       Alfonso Lovo-Cordero
     d)       Antonio Maggioni
     e)       George N. Keeney
     f)       James E. Thornton

10.15 Stock Option Agreements dated September 1, 1997 filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

     a)       Donald A. Guthrie
     b)       Alfonso Lovo-Cordero
     c)       Antonio Maggioni
     d)       George N. Keeney

10.16 Stock Option Agreements dated September 18, 1998 filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

     a)       Roger A. Laine, Ph.D.
     b)       Wayne F. Topkins, Ph.D.
     c)       Paul L. Kornblith, M.D.

10.17 Settlement Agreement dated, September 25, 1996 between the Company and The Peregrine Group filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.18 Compensation Release Agreement dated September 19, 1997 between the Company and Richard D. Ekstrom relative to the cancellation of the Share Repurchase Agreement and the issuance of 145,000 shares of the Company's Restricted Stock filed as Exhibit to the registrant's
         Form 10, is incorporated herein by reference

10.19 Settlement Agreement and Mutual Release between the Company and James Ladd dated December 31, 1996 with subsequent Letter Agreement of December 31, 1997 between the Company and James Ladd filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.20 1998 Stock Option Plan filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.21 Sample Employee Nondisclosure, Noncompete and Developments Agreement filed as Exhibit to the registrant's Form 10, is incorporated by reference

10.22 Settlement Agreement, dated September 17, 1996, between the Company and John Bridwell filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.23 Stock Option Agreement dated February 19, 1999 filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

     a)  Konrad M. Weis, Ph.D.

     b)  John Bridwell

     c)  James Colker

10.24 Assignment of Option dated May 1, 1999 by and among James Colker, CEO Venture Fund III and Demegen, Inc. filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.25    Stock Option Agreement dated May 24, 1999 with Robert E. Hannan

10.26    James E. Thornton Termination Agreement dated August 23, 1999

10.27    Stock Option Agreement dated November 19, 1999 with Jerry B. Hook

24       Power of Attorney

27.      Financial Statement Schedules


* Certain portions of this exhibit have been omitted based upon a request for Confidential Treatment. The non-public information has been filed with the Commission.


c.  Reports on Form 8-K

   The registrant did not file any Current Reports on Form 8-K during the three months ended September 30, 1999.

d. Directors and Officers of Registrant did not timely file required Forms 3 and 4. Aforementioned individuals are now in full compliance.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Demegen, Inc.

Date: December 21, 1999

                                     By: /s/ Richard D. Ekstrom
                                         ---------------------------------
                                     Richard D. Ekstrom
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the followings persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 21, 1999            By: /s/ Richard D. Ekstrom
                                       -----------------------
                                   Richard D. Ekstrom
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

Date: December 21, 1999            By: /s/ Jesse M. Jaynes, Ph.D.
                                       ---------------------------
                                   Jesse M. Jaynes, Ph.D.
                                   Vice President and Director

Date: December 21, 1999             By: /s/ James Colker
                                       -----------------
                                   James Colker
                                   Director

Date: December 21, 1999            By: /s/ John Bridwell
                                       ------------------
                                   John Bridwell
                                   Director

Date: December 21, 1999            By: /s/ Konrad M. Weis, Ph.D.
                                       --------------------------
                                   Konrad M. Weis. Ph.D.
                                   Director

Date: December 21, 1999            By: /s/ Robert E. Hannan
                                       --------------------------
                                   Robert E. Hannan
                                   Director

Date: December 21, 1999            By: /s/ Jerry B. Hook, Ph.D.
                                       ---------------------------
                                   Jerry B. Hook, Ph.D.
                                   Director

[ERNST & YOUNG LLP LETTERHEAD]



                         Report of Independent Auditors

Board of Directors
Demegen, Inc.

We have audited the accompanying balance sheets of Demegen, Inc. (a development stage company) as of September 30, 1999 and 1998, and the related statements of operations, shareholders' deficit, and cash flows for the years ended September 30, 1999, 1998, and 1997, and for the period from December 6, 1991 (inception) through September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from December 6, 1991 (inception) through September 30, 1994, were audited by other auditors whose report dated November 10, 1994, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the entity's ability to continue as a going concern, that is not included in our current report as the result of additional financing obtained by the Company. The financial statements for the period December 6, 1991 (inception) through September 30, 1994, include total revenues and net loss of $1,116,800 and $3,056,682, respectively. Our opinion on the statements of operations, shareholders' deficit, and cash flows for the period December 6, 1991 (inception) through September 30, 1999, insofar as it relates to amounts for prior periods through September 30, 1994, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Demegen, Inc. (a development stage company) at September 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended September 30, 1999, 1998, and 1997, and for the period from December 6, 1991 (inception) through September 30, 1999, in conformity with generally accepted accounting principles.


                                             /s/ ERNST & YOUNG LLP


Pittsburgh, PA
November 12, 1999

                                  Demegen, Inc.
                          (A Development Stage Company)

                                 Balance Sheets


                                                                          SEPTEMBER 30
                                                                   1999                  1998
                                                         --------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                    $  583,585            $1,686,658
   Accounts receivable                                              22,546                59,929
   Prepaid expenses and other current assets                         2,057                11,859
                                                         --------------------------------------------
Total current assets                                               608,188             1,758,446

Property and equipment:
   Furniture and equipment                                         195,786                38,440
   Computer hardware and software                                  165,758               113,416
                                                         --------------------------------------------
                                                                   361,544               151,856
   Less accumulated depreciation and amortization                 (151,219)              (94,271)
                                                         --------------------------------------------
                                                                   210,325                57,585
Intangible assets:
   Licenses                                                        245,000               245,000
   Patents                                                         248,436               183,504
                                                         --------------------------------------------
                                                                   493,436               428,504
Less accumulated amortization                                     (227,444)             (129,785)
                                                         --------------------------------------------
                                                                   265,992               298,719







                                                         --------------------------------------------
Total assets                                                    $1,084,505            $2,114,750
                                                         ============================================

                                                                                    SEPTEMBER 30
                                                                             1999                  1998
                                                                   --------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Payable to employees and directors                                   $     92,000          $    110,933
   Accounts payable                                                          354,988               178,232
   Unearned revenue                                                           91,667                91,668
   Other liabilities                                                          62,684                48,072
                                                                   --------------------------------------------
Total current liabilities                                                    601,339               428,905

Payable to employees and directors                                           203,147               178,400
Unearned revenue                                                                  --                91,665
Other                                                                         67,107                27,426
                                                                   --------------------------------------------
Total liabilities                                                            871,593               726,396

Commitments and contingency

Redeemable convertible preferred stock, $.001 par value--
   40,000,000 shares authorized; 4,444,444 shares issued
   and outstanding                                                         1,768,846             1,510,484

Shareholders' deficit:
   Common stock, $.001 par value--100,000,000 shares
     authorized; 26,361,899 and 25,866,899 shares
     issued and outstanding at September 30, 1999 and
     September 30, 1998, respectively                                         26,362                25,867
   Warrants                                                                  497,000               497,000
   Additional paid-in capital                                             12,040,166            11,878,361
   Deficit accumulated during the development stage                      (14,119,462)          (12,523,358)
                                                                   --------------------------------------------
Total shareholders' deficit                                               (1,555,934)             (122,130)
                                                                   --------------------------------------------
Total liabilities and shareholders' deficit                             $  1,084,505          $  2,114,750
                                                                   ============================================


See accompanying notes.

                                  Demegen, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                                    PERIOD FROM
                                                                                                  DECEMBER 6, 1991
                                                                                                   (INCEPTION) TO
                                                         YEAR ENDED SEPTEMBER 30                    SEPTEMBER 30,
                                                1999               1998                1997             1999
                                       ----------------------------------------------------------------------------
Income:
   License                                  $   350,000        $   906,651         $   100,000        $  1,356,651
   Grant and other                              708,475            425,398             664,834           2,354,876
   Interest                                      60,101             44,869                  --             104,970
                                       ----------------------------------------------------------------------------
Total income                                  1,118,576          1,376,918             764,834           3,816,497

Expenses:
   Research and development                   1,513,680            880,965             596,772           5,492,885
   General and administrative                   784,891          2,338,817             866,910           9,672,619
   Interest                                       3,140             28,295             172,356             982,724
   Depreciation and amortization                154,607            122,594              72,569             443,536
                                       ----------------------------------------------------------------------------
Total expenses                                2,456,318          3,370,671           1,708,607          16,591,764
                                       ----------------------------------------------------------------------------

Net loss                                     (1,337,742)        (1,993,753)           (943,773)        (12,775,267)

Preferred dividend and accretion
    amounts                                    (258,362)        (1,085,833)                 --          (1,344,195)
                                       ----------------------------------------------------------------------------
Net loss applicable to common stock
                                            $(1,596,104)       $(3,079,586)        $  (943,773)       $(14,119,462)
                                       ============================================================================

Net loss per common share, basic and
   diluted                                  $     (0.06)       $     (0.13)        $     (0.05)
                                       ============================================================================

Weighted average common stock
   outstanding                               26,255,104         23,867,091          19,537,047
                                       ============================================================================

See accompanying notes.

                                  Demegen, Inc.
                          (A Development Stage Company)

                       Statements of Shareholders' Deficit

                                                                                                 COMMON STOCK
                                                                           AVERAGE     ---------------------------------
                                                                            PRICE
                                                                          PER SHARE        SHARES              AMOUNT      WARRANTS
                                                                        -------------- ---------------- ----------------  --------
   Acquired in merger with Excelsion Capital Corporation                                 10,743,571             $10,744
   Loss from inception (December 6, 1991) to September 30, 1992                                  --                  --
   Capital contributed by a shareholder                                                          --                  --         --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                           $.62          439,045                 439         --
   Payment of debt with stock warrants                                                           --                  --         --
   Payment of interest with stock warrants                                                       --                  --         --
   Issuance of receivable from officer                                                           --                  --         --
   Net loss for the year                                                                         --                  --         --
                                                                                       ---------------- ----------------  --------
   Balance at September 30, 1993                                                         11,182,616              11,183         --
   Proceeds from the sale of unrestricted shares by shareholders
     in exchange for restricted shares                                         .75          691,738                 692         --
   Issuance of stock for consulting services                                  1.54           58,336                  58         --
   Issuance of stock subscriptions for loan origination fee                   1.14          131,250                 131         --
   Payment of interest with stock warrants                                                       --                  --         --
   Net loss for the year                                                                         --                  --         --
                                                                                       ---------------- ----------------  --------
   Balance at September 30, 1994                                                         12,063,940              12,064         --
   Proceeds from the sale of restricted common shares                         1.06          193,133                 193         --
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                                     171,694                 172         --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                           2.18               --                  --         --
   Issuance of restricted shares for payment of services/compensation          .89          402,251                 402   --------
   Issuance of warrants                                                                          --                  --         --
   Payment of interest with stock warrants                                                       --                  --         --
   Net loss for the year                                                                         --                  --         --
                                                                                       ---------------- ----------------  --------
Balance September 30, 1995                                                               12,831,018              12,831         --
   Proceeds from the sale of common shares                                     .70          683,250                 683         --
   Issuance of shares for payment of services/compensation                     .60          890,868                 891         --
   Issuance of shares in settlement of outstanding debt
     and other obligations                                                     .47        4,468,285               4,468         --
   Payment of interest with warrants                                                             --                  --         --
   Net loss for the year                                                                         --                  --         --
                                                                                       ---------------- ----------------  --------
Balance at September 30, 1996                                                            18,873,421              18,873         --
   Proceeds from the sale of restricted and unrestricted common shares         .36          340,000                 340         --
   Issuance of shares for payment of services/compensation                     .41        1,178,258               1,178         --
   Issuance of shares in exchange for patent and technology license            .35          700,000                 700         --
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                                     162,720                 163         --
   Exchange of amounts due to related parties for restricted shares            .33          450,000                 450         --
   Exchange of redemption right of related party for additional
     restricted shares                                                         .33          145,000                 145         --
   Settlement of amounts due to related parties through debt
     forgiveness and issuance of shares                                                          --                  --         --
   Net loss for the year                                                                         --                  --         --
                                                                                       ---------------- ----------------  --------
Balance at September 30, 1997                                                            21,849,399              21,849         --
   Proceeds from exercise of stock options                                    $.05        1,750,000               1,750         --
   Compensation expense from Stock option activity                                               --                  --         --
   Issuance of warrants                                                                          --                  --    497,000
   Allocation of conversion feature of redeemable convertible
     preferred stock                                                                             --                  --
   Accretion of conversion feature of redeemable convertible
     preferred stock                                                                             --                  --
   Dividends on redeemable convertible preferred stock                                           --                  --
   Accretion of redeemable convertible preferred stock                                           --                  --         --
   Issuance of shares for payment of collaborators                            $.47           20,000                  20         --
   Settlement of employee litigation                                          $.36        1,975,000               1,975         --
   Issuance of shares for services                                            $.47          187,500                 188         --
   Issuance of additional shares to venture capital funds and
     individual investors                                                                    85,000                  85         --
   Net loss for the year                                                                         --                  --         --
                                                                                       ---------------- ----------------  --------
Balance at September 30, 1998                                                            25,866,899              25,867    497,000


   Dividends on redeemable convertible preferred stock                                           --                  --         --
   Accretion of redeemable convertible preferred stock                                           --                  --         --
   Proceeds from exercise of Stock options                                    $.05          350,000                 350         --
   Issuance of shares for services                                           $0.46          145,000                 145
   Extension of expiration date of stock option                                                  --                  --         --
   Net loss for the year                                                                         --                  --         --
                                                                                       ---------------- ----------------  --------
Balance at September 30, 1999                                                            26,361,899             $26,362   $497,000
                                                                                       ================ ================  ========

See accompanying notes.

                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                                       ADDITIONAL                        DURING THE
                                                                        PAID-IN        RECEIVABLE       DEVELOPMENT
                                                                        CAPITAL       FROM OFFICER         STAGE          TOTAL
                                                                      --------------------------------------------------------------
   Acquired in merger with Excelsion Capital Corporation              $   312,681    $     --        $         --      $   323,425
   Loss from inception (December 6, 1991) to September 30, 1992                --          --            (244,100)        (244,100)
   Capital contributed by a shareholder                                   123,700          --                  --          123,700
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                       272,461          --                  --          272,900
   Payment of debt with stock warrants                                     33,333          --                  --           33,333
   Payment of interest with stock warrants                                 17,774          --                  --           17,774
   Issuance of receivable from officer                                         --     (65,117)                 --          (65,117)
   Net loss for the year                                                       --          --          (1,044,154)      (1,044,154)
                                                                      --------------------------------------------------------------
   Balance at September 30, 1993                                          759,949     (65,117)         (1,288,254)        (582,239)
   Proceeds from the sale of unrestricted shares by shareholders
     in exchange for restricted shares                                    517,708          --                  --          518,400
   Issuance of stock for consulting services                               89,942          --                  --           90,000
   Issuance of stock subscriptions for loan origination fee               149,869          --                  --          150,000
   Payment of interest with stock warrants                                 56,164          --                  --           56,164
   Net loss for the year                                                       --          --          (1,768,428)      (1,768,428)
                                                                      --------------------------------------------------------------
   Balance at September 30, 1994                                        1,573,632     (65,117)         (3,056,682)      (1,536,103)
   Proceeds from the sale of restricted common shares                     204,807          --                  --          205,000
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                      (172)         --                  --               --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                       349,304      65,117                  --          414,421
   Issuance of restricted shares for payment of services/compensation     357,681          --                  --          358,083
   Issuance of warrants                                                    11,625          --                  --           11,625
   Payment of interest with stock warrants                                127,500          --                  --          127,500
   Net loss for the year                                                       --          --          (2,873,839)      (2,873,839)
                                                                      --------------------------------------------------------------
Balance September 30, 1995                                              2,624,377          --          (5,930,521)      (3,293,313)
   Proceeds from the sale of common shares                                479,817          --                  --          480,500
   Issuance of shares for payment of services/compensation                536,359          --                  --          537,250
   Issuance of shares in settlement of outstanding debt
     and other obligations                                              2,113,054          --                  --        2,117,522
   Payment of interest with warrants                                       84,996          --                  --           84,996
   Net loss for the year                                                       --          --          (2,569,478)      (2,569,478)
                                                                      --------------------------------------------------------------
Balance at September 30, 1996                                           5,838,603          --          (8,499,999)      (2,642,523)
   Proceeds from the sale of restricted and unrestricted common shares    104,660          --                  --          105,000
   Issuance of shares for payment of services/compensation                477,629          --                  --          478,807
   Issuance of shares in exchange for patent and technology license       244,300          --                  --          245,000
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                      (163)         --                  --               --
   Exchange of amounts due to related parties for restricted shares       149,550          --                  --          150,000
   Exchange of redemption right of related party for additional
     restricted shares                                                       (145)         --                  --               --
   Settlement of amounts due to related parties through debt
     forgiveness and issuance of shares                                 1,449,273          --                  --        1,449,273
   Net loss for the year                                                       --          --            (943,773)        (943,773)
                                                                      --------------------------------------------------------------
Balance at September 30, 1997                                           8,263,707          --          (9,443,772)      (1,158,216)
   Proceeds from exercise of stock options                                 85,750          --                  --           87,500
   Compensation expense from stock option activity                      1,699,440          --                  --        1,699,440
   Issuance of warrants                                                        --          --                  --          497,000
   Allocation of conversion feature of redeemable
     convertible preferred stock                                        1,022,222          --                  --        1,022,222
   Accretion of conversion feature of redeemable
     convertible preferred stock                                               --          --          (1,022,222)      (1,022,222)
   Dividends on redeemable convertible preferred stock                         --          --             (40,000)         (40,000)
   Accretion of redeemable convertible preferred stock                         --          --             (23,611)         (23,611)
   Issuance of shares for payment of collaborators                          9,360          --                  --            9,380
   Settlement of employee litigation                                      710,217          --                  --          712,192
   Issuance of shares for services                                         87,750          --                  --           87,938
   Issuance of additional shares to venture capital funds and
     individual investors                                                     (85)         --                  --               --
   Net loss for the year                                                       --          --          (1,993,753)      (1,993,753)
                                                                      --------------------------------------------------------------
Balance at September 30, 1998                                          11,878,361          --         (12,523,358)        (122,130)


   Dividends on redeemable convertible preferred stock                         --          --            (160,000)        (160,000)
   Accretion of redeemable convertible preferred stock                         --          --             (98,362)         (98,362)
   Proceeds from exercise of Stock options                                 17,150          --                  --           17,500
   Issuance of shares for services                                         66,655          --                  --           66,800
   Extension of expiration date of stock option                            78,000          --                  --           78,000
   Net loss for the year                                                       --          --          (1,337,742)      (1,337,742)
                                                                      --------------------------------------------------------------
Balance at September 30, 1999                                         $12,040,166    $     --        $(14,119,462)     $(1,555,934)
                                                                      ==============================================================

                                  Demegen, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows


                                                                                                                PERIOD FROM
                                                                                                             DECEMBER 6, 1991
                                                                                                                (INCEPTION)
                                                                  YEAR ENDED SEPTEMBER 30                     TO SEPTEMBER 30
                                                         1999                1998                1997                1999
                                                 -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $(1,337,742)       $(1,993,753)          $(943,773)       $(12,775,267)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Depreciation and amortization                             154,607            122,594              72,569             443,536
Stock issued for services                                      --             97,318             478,807           1,729,058
Loss on disposals of equipment                                 --                 --              17,722              17,722
Issuance of stock options to employees and
   directors                                               78,000          1,699,440                  --           1,777,440
Warrants issued for interest                                   --                 --                  --             286,434
Notes payable issued for services                              --                 --                  --              58,194
Write-off of intangible assets                                 --                 --                  --               6,626
Changes in operating assets and liabilities:
Accounts receivable                                        37,383            (59,929)                --              (22,546)
Prepaid expenses and other current assets                   9,802            (10,409)             23,363              (2,057)
Unearned revenue                                          (91,666)           183,333                 --               91,667
Accounts payable and other liabilities                    217,335           (141,186)           (206,861)          1,426,045
                                                 -------------------------------------------------------------------------------
Net cash used in operating activities                    (932,281)          (102,592)           (558,173)         (6,963,148)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                       (210,157)           (54,027)             (3,595)           (383,375)
Cash received on equipment disposals                           --                 --               9,643               9,643
Intangible assets                                         (64,463)           (84,610)            (79,532)           (247,967)
                                                 -------------------------------------------------------------------------------
Net cash used in investing activities                    (274,620)          (138,637)            (73,484)           (621,699)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from issuance of equity
   instruments                                                 --          1,943,873             105,000           4,309,500
Proceeds from exercise of stock options                    17,500             87,500                  --             105,000
Proceeds from notes payable                                21,109                 --                  --           1,148,609
(Decrease) increase in payable to employees
   and directors                                           72,614           (413,738)            817,643           2,673,412
Payments on notes payable                                  (7,395)                --                  --             (68,089)
                                                 -------------------------------------------------------------------------------
Net cash provided by financing activities                 103,828          1,617,635             922,643           8,168,432
                                                 -------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
   equivalents                                         (1,103,073)         1,376,406             290,986             583,585
Cash and cash equivalents at beginning of
   period                                               1,686,658            310,252              19,266                  --
                                                 -------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $   583,585        $ 1,686,658           $ 310,252        $    583,585
                                                 ===============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
Cash paid for interest                                $     3,140        $    14,080           $      --        $     21,642
                                                 ===============================================================================

NONCASH ACTIVITIES
Common stock issued in satisfaction of related
   party payable                                      $    66,800        $   712,192           $      --        $    778,992
                                                 ===============================================================================
Dividends on redeemable convertible preferred
   stock                                              $   160,000        $    40,000           $      --        $    160,000
                                                 ===============================================================================
Accretion of redeemable convertible preferred
   stock                                              $    98,362        $  1,045,833          $      --        $  1,144,195
                                                 ===============================================================================

See accompanying notes.

                                  Demegen, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                               September 30, 1999


1. HISTORY AND NATURE OF THE BUSINESS

Demeter BioTechnologies, Ltd. was formed after the July 27, 1992 acquisition of the assets of The Demeter Corporation by Excelsior Capital Corporation ("Excelsior"). Excelsior was incorporated in Colorado on September 16, 1987. Excelsior acquired all the assets of The Demeter Corporation in exchange for 6,625,821 shares of Excelsior's $.001 par value common stock. The Demeter Corporation's assets consisted of intangible assets related to various biotechnology applications in the fields of human and animal health care, agriculture, and commercial chemicals.

For accounting purposes, the acquisition was treated as a reverse acquisition whereby The Demeter Corporation acquired Excelsior Capital Corporation. The historical financial statements prior to the acquisition are those of The Demeter Corporation utilizing the capital structure of Excelsior. However, The Demeter Corporation had no operating activities from the date of inception, December 6, 1991 through July 27, 1992. Likewise, Excelsior had no operating activities prior to December 6, 1991.

On September 18, 1998, the Board of Directors of the Company ratified the shareholder vote changing the Company's name from Demeter BioTechnologies, Ltd. to Demegen, Inc. (the "Company").

The Company designs unique molecules which have antimicrobial characteristics, but with low toxicity and benign environmental impact. The Company's products, are peptides (small proteins) or peptide-like molecules. Their primary feature is their ability to destroy a wide range of bacteria, viruses, fungi, protozoa, and cancer cells at low concentrations without harming healthy cells. The Company also designs genes which, when incorporated into a plant, have the ability to confer disease resistance or improve nutritional value. The Company uses university, corporate, and governmental strategic alliance partners to determine efficacy in treating a specific pathogen and then licenses the use of the compounds for that application. If successful, the Company's primary source of revenues will be from supplying the compounds to licensees and receiving related license fees, royalties, and research grants. The Company has licensed substantially all of its plant agricultural technologies to Dow Agro Sciences LLC.

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.


PREOPERATING COSTS

Costs incurred during the developmental stage, such as expenses associated with research and development, raising capital, establishing markets, and developing sources of supply, are expensed as incurred.

COMMON STOCK ISSUED FOR OTHER THAN CASH

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (generally three to five years) of the individual assets. Depreciation expense amounted to $56,948, $30,824, and $34,554 during 1999, 1998, and 1997, respectively. Accelerated depreciation methods are used for income tax purposes.

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Intangible assets include patent costs and purchased license agreements and are stated at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives ranging from 3 to 17 years. The Company assesses on an ongoing basis the recoverability of the cost of its patents and licenses by determining its ability to generate future cash flows sufficient to recover the recorded amounts over the remaining useful lives of the assets. This process necessarily involves significant management judgment. The Company currently anticipates fully recovering the recorded cost of these assets and, accordingly, no valuation adjustment has been recognized to date. Because of the development stage nature of the Company, significant uncertainty exists as to whether revenue expectations will be met. Should the Company determine in the future that permanent diminution in value of the intangibles has occurred, a charge against operating results would be recorded.

GRANT AND OTHER INCOME

Grant income is not recognized until received.

During fiscal years 1999, 1998 and 1997, the Company received grant proceeds of $375,000, $250,000 and $500,000, respectively, from the Pacific West Cancer Fund in support of the Company's cancer research efforts. The funds were recognized as revenue upon receipt as the contracts did not contain any penalties, successful outcomes clauses or refunding provisions.

The Company received approximately $91,808, $79,000 and $85,000 in fiscal 1999, 1998 and 1997 under research agreements with the National Institute of Health and the National Science Foundation. Revenue was recognized as the research funds were expended.

LICENSE AND SUPPORT

License fees are recognized at the time that the agreement is entered into as the earning process is complete and the Company has no future performance obligations. Support fees are recognized ratably over the contract period as the related costs are incurred.

Milestone payments will be recognized upon the achievement of the related criteria by the respective license subject to a reasonable assurance that the milestone payment will be forthcoming.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 permits the Company to continue accounting for stock-based compensation as set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), provided the Company discloses the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25 and has provided the required pro forma disclosures.

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


3. INCOME TAXES

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities.

Significant components of the Company's deferred tax asset at September 30, 1999 and 1998, are as follows:

                                            1999               1998
                                         -----------        -----------
*  Compensation expense on unexercised
     stock options                           481,690        $   454,000
*  NOL carryforwards                       2,683,828          2,251,000
*  Excess book amortization                   59,998             35,000
                                         -----------        -----------
        Total deferred tax asset           3,225,516          2,740,000

   Valuation allowance                    (3,225,516)        (2,740,000)
                                         -----------        -----------
   Net deferred tax assets               $         0        $         0
                                         ===========        ===========

Net operating losses totaling approximately $7,100,000 are currently available and begin to expire in 2007. Deferred tax liabilities relate to differences in the financial and tax carrying amounts of fixed assets.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

4. RELATED PARTY TRANSACTIONS

During 1997, the Company reached agreements with certain current and former employees related to amounts payable to these individuals for primarily wages. The amounts payable to these individuals at August 31, 1997 of approximately $2,200,000 were reduced to approximately $646,000 at September 30, 1997 primarily through the exchange of amounts accrued and payable for shares of the Company's common stock. The Company has recorded the issuance of shares as a contribution of capital from certain of its officers, management, and key employees at the value per share as negotiated in the agreements. Accordingly, common stock and additional paid-in capital increased by approximately $1,600,000 related to the agreement. The agreements also provide for either the payment of bonuses totaling $185,000 or the issuance of 185,000 shares of the Company's common stock at $1.00 per share to the employees in future years should target levels of license and/or royalty revenues be achieved.

During 1996, the Company converted the majority of its notes payable to shareholders through the issuance of common stock. Pursuant to the terms of these settlements, notes payable of $1,091,667, accrued interest of $361,094, and outstanding warrants covering 1,832,194 shares of common stock, valued at $319,767 were satisfied through the issuance of 3,755,285 shares of the Company's restricted common stock. The value assigned to the common stock issued was based upon the amounts contained in the respective debt agreements relative to the forgone debt and related accrued interest and the value of the warrants were based upon debt and interest payments exchanged for warrants in prior years.

In December 1996, a former employee filed a claim against the Company for payment of back compensation, payment of outstanding promissory notes, and for termination provisions of his employment contract. The Company filed for arbitration, as called for in the employment contract. In October 1997, the Court stayed the litigation and ordered the parties to proceed with

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


4. RELATED PARTY TRANSACTIONS (CONTINUED)

arbitration. In January 1998, the matter was settled with the issuance of 1,975,000 shares of the Company's common stock and a cash payment of $30,000. The expenses related to this settlement were recorded in fiscal 1997 and prior years.

5. COMMON STOCK

Included in the common stock account balance at September 30, 1998 is 425,000 restricted shares for which the Company has received consideration, either in cash or services provided, but has not yet issued the restricted share certificates to the shareholders.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

In June 1998, the Company issued 4,444,444 shares of redeemable convertible preferred stock ("preferred stock") and warrants for net proceeds of $1,943,873 (net of $56,127 of expenses incurred in connection with the issuance). Of the total proceeds $497,000 was allocated to warrants as the estimated fair value and $1,022,222 was allocated to the conversion feature associated with the preferred stock and classified as additional paid-in capital. In June 1998, the entire discount was immediately accreted back to the preferred stock and treated as a dividend as the preferred shares are immediately convertible into common stock at the option of the preferred shareholder.


The holders of the preferred stock are entitled to receive, when, as and if declared by the Board of Directors, out of funds legally available therefore, dividends at the rate of $0.036 per share, semiannually, on each outstanding share of convertible preferred stock. Such dividends have a priority over any dividends paid on the common stock. Dividends on the preferred stock are cumulative and the right to such dividends shall accrue to holders of convertible preferred stock until declared by the Board of Directors. The Company has accounted for the cumulative semiannual dividends through periodic accretion to the preferred stock.

In the event of any liquidation, dissolution, or winding up of the Company, the holders of preferred stock shall be entitled to receive the greater of $0.45 per share, plus all unpaid and accrued dividends thereon, or the amount the holder of the shares of the preferred stock would otherwise be entitled to receive had each such share been converted into common stock immediately prior to such liquidation, dissolution or wind-up.

Each share of preferred stock is convertible at any time, at the option of the holder thereof, into an equal number of fully paid and nonassessable shares of common stock. In addition, if at any time the Company shall effect a firm commitment underwritten public offering of shares of common stock in which the aggregate price paid for such shares by the public shall be at least $8,000,000, then effective immediately before the closing of the sale of such shares by the Company pursuant to such public offering, all outstanding shares of preferred stock shall automatically convert to common stock.

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)



6. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

The shares of preferred stock shall be redeemable at the election of the holder upon at least ninety days notice to the Company. The Company shall redeem from the holder on or at any time after May 31, 2003, 2004, and 2005, up to one-third of the shares of preferred stock held by the holder, with the intent that, should the holder elect, at any time after May 31, 2005, the total number of shares held by the holder would be subject to redemption. The preferred stock to be redeemed shall be paid for in cash at an amount equal to the greater of (i) $0.45 per share plus, in the case of each share, an amount equal to all accruing unpaid dividends (whether or not declared), or (ii) such amount per share as would have been payable had each such share been converted to common stock immediately prior to the actual date of redemption.

The shares of preferred stock vote on matters on an as-converted basis; i.e., each share of preferred stock has one vote, as do each owner of a share of common stock.

The holder of the preferred stock has a warrant to purchase 4,965,556 shares of common stock of the Company at $0.45 per share. The warrant shall be exercisable, in whole or in part, through June 14, 2008. The Company may call the warrant at any time after December 31, 1998, provided the Company's common stock has been in excess of $1.50 per share for each of the forty consecutive trading days immediately preceding the date of the call.

Upon receipt of the call, the call holder shall have sixty days to elect to exercise all or a portion of this warrant. Upon such exercise, in addition to receiving the number of shares of common stock to which the holder shall be entitled, the holder of the warrant also shall receive a new warrant ("replacement warrant"). The replacement warrant shall be exercisable for one share of common stock for every two shares of common stock purchased in response to the aforementioned call. The exercise price of the replacement warrant is $1.50 per share, and the term of the replacement warrant shall be the longer of two years from the date of the issuance or the balance of the original term of the warrant.

7. STOCK OPTIONS AND WARRANTS

The Company granted stock options to certain employees and directors during the year ended September 30, 1998 at a $0.05 per share exercise price, which was below the fair value based upon management's estimate of the fair value of the stock issued at the date of grant. The shares were fully vested at September 30, 1998, and a $1,699,440 noncash charge was recognized to reflect the compensation value of the options issued. All of these options expire in 2008.

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company granted stock options to certain employees and directors during the years ended September 30, 1999 and 1997 at exercise prices which approximated fair value at the date of grant. Options granted to an officer in 1996 vested 200,000 shares each at the date of issuance and November 1, 1996, with the remaining options vesting on November 1, 1997. Options granted during the years ended September 30, 1998 and 1997 vested immediately.

A summary of the Company's stock option activity is as follows:

                                                                            OPTIONS OUTSTANDING
                                                      ----------------------------------------------------------------
                                                                                   WEIGHTED
                                                                                   AVERAGE          WEIGHTED AVERAGE
                                                        NUMBER OF SHARES        EXERCISE PRICE         FAIR VALUE
                                                      ----------------------------------------------------------------
Balance at September 30, 1996                                  600,000              $0.15                 $0.03
Options granted during year                                    425,000              $0.77                 $0.17
                                                      ----------------------------------------------------------------
Balance at September 30, 1997                                1,025,000              $0.41                 $0.09
Options granted during year                                  5,820,000              $0.05                 $0.27
Options exercised for common stock during year
                                                            (1,750,000)             $0.05                 $0.27
                                                      ----------------------------------------------------------------
Balance at September 30, 1998                                5,095,000              $0.12                 $0.23
                                                      ================================================================

Granted                                                        380,000              $0.45                 $0.41
Options exercised for common stock                            (350,000)             $0.05                 $0.37
                                                      ----------------------------------------------------------------
Balance at September 30, 1999                                5,125,000              $0.15                 $0.46
                                                      ================================================================

As of September 30, 1999 and 1998, 5,055,000 and 5,095,000, respectively, of the options were vested and exercisable.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions for fiscal 1999, 1998 and 1997: risk-free interest rate of 6%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.41, 0.97 and 1.24, respectively and a weighted average expected option life of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. STOCK OPTIONS AND WARRANTS (CONTINUED)

significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. Had the compensation cost of the Company's stock option plans been determined based on the fair value at the date of grant for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                           YEAR ENDED SEPTEMBER 30
                                                     1999            1998             1997
                                              --------------------------------------------------
Net loss available to common stock:
   As reported                                   $(1,596,104)     $(3,079,586)    $  (943,773)
   Pro forma                                     $(1,746,117)     $(4,615,720)    $(1,370,617)

Basic and diluted earnings per share:
   As reported                                        $(0.06)          $(0.13)         $(0.05)
   Pro forma                                          $(0.07)          $(0.19)         $(0.07)

The maturity date of an option held by an officer of the Company to purchase up to 600,000 shares of common stock at an exercise price of $0.15 per share was extended from October 31, 2000 to October 31, 2010 at the September 17, 1999 meeting of the Compensation Committee. The Company recorded a $78,000 non-cash charge in fiscal 1999 to reflect the aforementioned extension.

At September 30, 1999, there were outstanding warrants to purchase 4,000 shares of the Company's common stock at an exercise price of $2.50 per warrant. The warrants expire December 31, 1999. Additionally, the holder of the preferred stock holds a warrant to purchase common stock (refer to Note 6 for additional information).

8. COMMITMENTS

The Company leases its office and laboratory facilities under a three-year lease expiring September 30, 2001 at a monthly rental of $3,948. During 1999, 1998, and 1997, the Company incurred rent expense totaling $45,830, $34,105, and $45,100, respectively.

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


8. COMMITMENTS (CONTINUED)

During 1997, the Company entered into a license agreement with a university to obtain certain patent rights. In exchange for the license of the patents, the Company issued common stock. The value assigned to the patents was based upon management's estimate of the fair value of the stock issued. In addition, the Company is obligated to pay certain royalties under the terms of the agreement for each licensed product. The agreement requires minimum royalty payments to maintain the license of the patents. The Company paid $45,000 in royalty payments pursuant to this agreement in 1998.

9. MARKETING

In December 1997, the Company entered into a license agreement with Mycogen Corporation, which was subsequently acquired by Dow Agro Science whereby the Company licensed substantially all rights for disease prevention and treatment for agricultural applications. The Company received a license issue fee of $950,000, consisting of $700,000 for the rights to licensed patents and the Company's technology in the field of activity, $200,000 for the rights to the Company's patents and technology for use in formulated licensed products and $50,000 for the right of first refusal through September 30, 1998 to obtain an exclusive license to the Company's Nutrition Patents and Technology. These payments were recognized as revenue in fiscal 1998, as the earnings process was complete according to the terms of the contract.

The agreement also provided that the Company receive $300,000 to provide Dow Agro Science with support services of personnel for a joint research effort for a three year period. This was classified as unearned revenue on the balance sheet and is being amortized into revenue, on a straight-line basis, over the three year life of the support services commitment.

The agreement also provides for milestone payments (amounts based upon Dow Agro Science's attainment of certain contract defined outputs measures) to be made to the Company by Dow Agro Science upon 1) regulatory approval or first sale of any type of product by Dow Agro Science, 2) additional payment for first commercial sale of certain crops by Dow Agro Science and 3) additional payment for first commercial sale of any other crop within the field of activity by Dow Agro Science. The Company will also receive royalties on all sales by Dow Agro Science and all sublicenses entered into by Dow Agro Science. Minimum annual royalties are due beginning January 1, 2003 through 2014 and are recoupable against the aforementioned royalties due from Dow Agro Science.

Dow Agro Science will undertake management of future development, regulatory approvals, seed production and marketing. The companies will also undertake a joint agricultural research effort, as discussed above, to identify new molecular designs. Dow Agro Science may unilaterally terminate this agreement without cause.

The Dow Agro Science Agreement was amended on October 11, 1998 to provide Dow Agro Science with an additional license for the Company's agricultural nutrition technologies. The Company received a minimum annual royalty of $200,000 at the execution of the contract. Additionally, in 1999, the Company received an initial payment of $150,000 and an additional $150,000 which was due six months after the contract execution. The research funding is to increase by $50,000 annually over the remaining four years of the funding term. These payments were currently recognized as revenue as the earnings process was complete according to the terms of the contract and the payments are not subject to recoupment by Dow Agro Science.

The agreement also provides for milestone payments (amounts based upon Dow Agro Science's attainment of certain contract defined output measures) to be made to the Company by Dow Agro Science upon 1) technical feasibility benchmark payments for certain products developed by Dow Agro Science, 2) animal feeding benchmark in certain animal studies by Dow Agro Science 3) additional payment for first commercial sale of certain crops by Dow Agro Science, 4) additional payment for first commercial sale of any other crop within a contractually defined field of activity by Dow Agro Science and 5) additional payments for achievement of cumulative gross margin benchmark for sale of certain crops by Dow Agro Science. The Company will also receive royalties on all sales by Dow Agro Science and all sublicenses entered into by Dow Agro Science. Minimum annual royalties cease upon the achievement of certain of the aforementioned benchmarks.

In addition, Dow Agro Sciences will be responsible for all development and commercialization costs. Dow Agro Sciences is now owned by the Dow Chemical Company.

10. NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 YEAR ENDED SEPTEMBER 30
                                                              1999          1998            1997
                                                     -------------------------------------------------
Numerator:
   Net loss                                               $(1,337,742)   $(1,993,753)   $  (943,773)
   Preferred stock dividends and accretion
     amounts                                                 (258,362)    (1,085,833)            --
                                                     -------------------------------------------------
   Numerator for basic earnings per
     share--income available to common
     stockholders                                          (1,596,104)    (3,079,586)      (943,773)

Denominator:
   Denominator for basic and earnings per
     share--weighted average shares                        26,255,104     23,867,091     19,537,047
                                                     -------------------------------------------------
Basic and diluted loss per share                          $     (0.06)   $     (0.13)   $     (0.05)
                                                     =================================================

At September 30, 1999, the Company had 5,125,000 options outstanding for the purchase of the Company's Common Stock at exercise prices ranging from $0.05 per share to $0.875 per share. Additionally, the 4,444,444 shares of Redeemable Convertible Preferred Stock are convertible into the Company's Common Stock on a 1 for 1 basis. Furthermore, the holder of the Redeemable Convertible Preferred Stock holds a warrant for 4,965,556 shares of the Company's Common Stock at an exercise price of $0.45 per share. These potentially dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive.

11. LIQUIDITY

The Company believes that it has adequate liquidity to fund its operations in Fiscal 2000 if the expected milestone, research support, license and sub-license payments are received from Dow Agro Science as expected. Should the expected payments either be delayed or not forthcoming, the Company would scale back its level of expenditures to maintain sufficient cash flow to fund basic operations.