Form 10QSB
period 1999-12-31
DEMEGEN INC
filed 2000-01-28
CIK 1077596

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999 OR


[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                             ____________ TO ____________


                         COMMISSION FILE NUMBER 0-25353





                                  DEMEGEN, INC.
             (Exact name of registrant as specified in its charter)





              COLORADO                                          84-1065575
(State or other jurisdiction of incorporation                (I.R.S. Employer
                or organization)                            Identification No.)


1051 BRINTON ROAD, PITTSBURGH, PENNSYLVANIA                   15221
 (Address of principal executive offices)                  (Zip Code)


                                  412-241-2150
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

As of January 23, 2000, there were 26,361,899 shares of the registrant's common stock outstanding.

                                  DEMEGEN, INC.




                                      INDEX




PART I.  FINANCIAL INFORMATION                                                                          PAGE


         Item 1.   Financial Statements and Notes to Financial Statements

             (a)   Condensed Balance Sheets as of December 31, 1999 (unaudited) and
                      September 30, 1999                                                                  3

             (b)   Statements of Operations for the Three Months Ended December 31, 1999
                      and 1998 and Inception (December 6, 1991) to December 31, 1999 (unaudited)          4

             (c)   Statements of Cash Flows for the Three Months Ended December 31, 1999 and
                      1998 and Inception (December 6, 1991) to December 31, 1999 (unaudited)              5

             (d)   Notes to Financial Statements (unaudited)                                              6

         Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                          7


PART II.  OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                                                       9

         Signatures                                                                                      10

                          PART I. FINANCIAL INFORMATION
                                  DEMEGEN, INC
                            CONDENSED BALANCE SHEETS

                                                          DECEMBER 31,         SEPTEMBER 30,
                                                              1999                  1999*
                                                              ----                  -----
                                                          (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and short-term investments                          $    700,432          $    583,585
Accounts receivable                                            41,361                22,546
Prepaid expenses and other current assets                       2,557                 2,057
                                                         ------------          ------------

TOTAL CURRENT ASSETS                                          744,350               608,188

PROPERTY, PLANT AND EQUIPMENT                                 363,272               361,544
Less:  accumulated depreciation                              (168,171)             (151,219)
                                                         ------------          ------------
                                                              195,101               210,325

INTANGIBLE ASSETS                                             493,436               493,436
Less:  accumulated amortization                              (251,868)             (227,444)
                                                         ------------          ------------
                                                              241,568               265,992
                                                         ------------          ------------

TOTAL ASSETS                                             $  1,181,019          $  1,084,505
                                                         ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Payable to employees and directors                       $     76,823          $     92,000
Accounts payable                                              327,967               354,988
Accrued liabilities and unearned revenue                      100,856               154,351
                                                         ------------          ------------



TOTAL CURRENT LIABILITIES                                     505,646               601,339

OTHER LONG-TERM LIABILITIES                                   450,134               270,254
                                                         ------------          ------------

TOTAL LIABILITIES                                             955,780               871,593

Redeemable convertible preferred stock                      1,834,448             1,768,846


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Common stock                                                   26,362                26,362
Warrants                                                      497,000               497,000
Additional paid-in capital                                 12,040,166            12,040,166
Deficit accumulated during the development stage          (14,172,737)          (14,119,462)
                                                         ------------          ------------

TOTAL STOCKHOLDERS' DEFICIT (CAPITAL DEFICIENCY)           (1,609,209)           (1,555,934)
                                                         ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $  1,181,019          $  1,084,505
                                                         ============          ============

*Derived from audited financial statements.

See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS                   INCEPTION
                                                                           ENDED DECEMBER 31,                   (DECEMBER 6,
                                                                           ------------------                     1991) TO
                                                                                                                DECEMBER 31,
                                                                         1999                 1998                 1999
                                                                         ----                 ----                 ----


INCOME                                                             $    424,701          $    642,400          $  4,241,198

EXPENSES:

Research and development                                                200,793               320,455             5,693,678
General & administration                                                169,199               172,552             9,841,818
Interest                                                                  1,011                   873               983,735
Depreciation and amortization                                            41,377                31,930               484,913
                                                                   ------------          ------------          ------------

Total expenses                                                          412,380               525,810            17,004,144
                                                                   ------------          ------------          ------------

NET INCOME (LOSS)                                                        12,321               116,590           (12,762,946)

Preferred dividend and accretion amounts                                (65,602)              (63,997)           (1,409,791)
                                                                   ------------          ------------          ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                       $    (53,281)         $     52,593          $(14,172,737)
                                                                   ============          ============          ============


INCOME (LOSS) PER SHARE OF COMMON STOCK, BASIC AND DILUTED         $       0.00          $       0.00
                                                                   ============          ============



WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                            26,361,899            26,076,138
                                                                   ============          ============





See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                   INCEPTION
                                                                            FOR THE THREE MONTHS                  (DECEMBER 6,
                                                                              ENDED DECEMBER 31,                    1991) TO
                                                                              ------------------                    DECEMBER
                                                                          1999                  1998                31, 1999
                                                                          ----                  ----                --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 12,321            $  116,590            $(12,762,946)
Adjustments to Reconcile Net Income
  to Cash:
    Depreciation and amortization                                         41,377                31,930                 484,913
    Stock issued for services                                                 --                    --               1,729,058
    Issuance of stock options to employees and directors                      --                    --               1,777,440
    Warrants issued for interest                                              --                    --                 286,434
    Other                                                                     --                    --                  82,542
Changes in Assets and Liabilities
  Other than Cash:
    Accounts receivable                                                  (18,815)               42,637                 (41,361)
    Prepaid expenses and current assets                                     (500)                6,174                  (2,557)
    Accounts payable and other liabilities                               (46,052)              (76,643)              1,379,993
    Unearned revenue                                                     (22,917)              (22,916)                 68,750
                                                                        --------            ----------            ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         (34,586)               97,772              (6,997,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Intangible assets                                                         --                    --                (238,324)
    Purchase of property, plant and equipment                             (1,729)              (14,909)               (385,104)
                                                                        --------            ----------            ------------
NET CASH USED BY INVESTING ACTIVITIES                                     (1,729)              (14,909)               (623,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                   150,000                    --               1,298,609
    Principal payments on debt                                            (2,133)                   --                 (70,222)
    (Decrease) increase in payable to employees and directors              5,295                16,236               2,678,707
    Net proceeds from issuance of equity instruments                          --                    --               4,309,500
    Proceeds from exercise of stock options                                   --                12,500                 105,000
                                                                        --------            ----------            ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                153,162                28,736               8,321,594
                                                                        --------            ----------            ------------

Net Increase in Cash and Equivalents                                     116,847               111,599                 700,432
Cash and Cash Equivalents, Beginning of Period                           583,585             1,686,658                       0
                                                                        --------            ----------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $700,432            $1,798,257            $    700,432
                                                                        ========            ==========            ============



See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying financial statements of Demegen, Inc.'s (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended December 31, 1999 were of a normal, recurring nature. The amounts presented for the three months ended December 31, 1999 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended September 30, 1999 dated December 21, 1999, which should be read in conjunction with this quarterly report.

NOTE 2 -- FEDERAL INCOME TAXES

No federal or state income tax has been provided for the three months ended December 31, 1999 and 1998 due to existence of unused net operating loss carryforwards.

The Corporation did not pay any income taxes during the three months ended December 31, 1999 and 1998.

NOTE 3 -- NOTE PAYABLE

In December 1999, the Corporation received $150,000 from a local foundation to fund program related research. The loan matures on February 28, 2005 with a balloon payment due at that time. The loan is at an interest rate of 5% with interest due February 28 of each year. The loan contains call provisions which could result in the loan becoming due before its planned maturity. The Corporation does not foresee, at this time, the call provisions becoming effective.

The Corporation paid interest costs totaling approximately $1,001 and $850 during the three months ended December 31, 1999 and 1998, respectively.

NOTE 4 -- NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                         FOR THE THREE MONTHS
                                                                          ENDED DECEMBER 31,
                                                                        1999                  1998
                                                                        --------------------------

NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Income                                                          $    12,321          $   116,590
Preferred stock dividends and accretion amounts                         (65,602)             (63,997)
                                                                    -----------          -----------
Numerator for basic and diluted earnings per share--income
   available to common stockholders                                 $   (53,281)         $    52,593
                                                                    ===========          ===========

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                          26,361,899           26,076,138
                                                                    ===========          ===========

BASIC AND DILUTED EARNINGS PER SHARE                                $      0.00          $      0.00
                                                                    ===========          ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

During the three months ended December 31, 1999 ("Fiscal 2000"), grants, license fees and other income decreased to $0.42 million compared to $0.64 million in the three months ended December 31, 1998 ("Fiscal 1999"). The decrease was due to the Corporation receiving a $250,000 grant in the fiscal 1999 period with no similar grants being received in the fiscal 2000 period. In the Fiscal 2000 period the Corporation received a $150,000 program related loan from a local charity. Had this been a grant, revenues would have been comparable for the quarterly periods

Total expenses decreased to $0.41 million from $0.53 million in the corresponding prior fiscal quarter. The decrease was due to the timing of preclinical development activities.

Research and development expenditures decreased to $0.2 million from $0.32 million in the prior fiscal quarter for the aforementioned reason. General and administrative expenses remained relatively constant at $0.17 million for the two comparable quarters.

During the quarters ended December 31,1999 and 1998, the Corporation made no provision for federal or state income taxes due to the existence of net operating loss carryforwards for financial reporting purposes.

The Corporation reported income of $0.01 million for the three months ended December 31, 1999 compared to income of $0.12 million for the three months ended December 31, 1998 as a direct result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 1999, the Corporation's cash increased by $0.12 million to $0.70 million. The cash increase was due to $0.15 million of cash provided by financing activities partially offset by $0.03 million of cash used by operating activities. The $0.15 million of cash provided by financing activities consisted of a $0.15 million received from a local foundation. The loan matures on February 28, 2005 with interest at 5%. The loan is to fund program related research.

Cash flows used by operating activities totaled $0.03 million in the three months ended December 31, 1999. Cash outflows included a $0.02 million increase in accounts receivables, a $0.05 million decrease in accounts payable and other liabilities and a $0.02 million decrease in unearned revenue. These cash outflows were partially offset by cash inflows which principally included $0.04 million of depreciation and amortization and net income of $0.01 million

During the three months ended December 31, 1998, the Corporation's cash increased by $0.11 million to $1.8 million. The increase in cash and cash equivalents during the first quarter of fiscal 1999 is attributable to cash inflows from operations of $0.1 million and $0.03 million of cash provided by financing activities offset by cash outflows from investment activities of $0.01 million for the purchase of property, plant and equipment.

Cash flows provided by operating activities totaled $0.1 million in the three months ended December 31, 1999. Cash inflows included $0.03 million of depreciation and amortization, net income of $0.12 million and a a $0.04 million decrease in accounts receivables. The cash inflows were partially offset by a $0.08 million decrease in accounts payable and other liabilities and a $0.02 million decrease in unearned revenue.

Cash provided by financing activities consisted of $0.01 million from the exercise of employee stock options and $0.02 million due to the increase in the payable to employees and directors.

The $0.01 million expended for the purchase of property, plant and equipment primarily related to furnishing the lab at the Corporation's new office.

The Corporation believes that it has adequate liquidity to fund its operations in Fiscal 2000 if the expected milestone, research support, license and sub-license payments are received from Dow Agro Sciences as expected. Should the expected payments be delayed or not forthcoming, the Corporation would scale back its level of expenditures to maintain cash flow to fund basic operations.

                           PART II--OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                                  EXHIBIT INDEX
                           EXHIBIT NO. AND DESCRIPTION

                                                             PAGES OF SEQUENTIAL
                                                                NUMBERING SYSTEM

27.      Financial data schedule

(b)      Reports on Form 8-K


The registrant did not file any current reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   DEMEGEN, INC.




                                   By   /s/Richard D. Ekstrom
                                     ------------------------------------------
                                         Richard D. Ekstrom
                                         Chairman and Chief Executive Officer








Date: January 27, 2000