Form 10QSB
period 2000-03-31
DEMEGEN INC
filed 2000-05-08
CIK 1077596

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR


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

As of April 24, 2000, there were 32,227,903 shares of the registrant's common stock outstanding.

                                  DEMEGEN, INC.




                                      INDEX




                                                                                                        PAGE
PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements and Notes to Financial Statements

            (a)   Condensed Balance Sheets as of March 31, 2000 (unaudited) and September 30, 1999       3

            (b)   Statements of Operations for the Six Months Ended March 31, 2000 and 1999 and
                      Inception (December 6, 1991) to March 31, 2000 (unaudited)                         4

            (c)   Statements of Operations for the Three Months Ended March 31, 2000 and
                      1999 (unaudited)                                                                   5

            (d)   Statements of Cash Flows for the Six Months Ended March 31, 2000 and 1999
                      and Inception (December 6, 1991) to March 31, 2000 (unaudited)                     6

            (e)   Notes to Financial Statements (unaudited)                                              7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                      Operations                                                                         9


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                      11

         Signatures                                                                                     12

                          PART I. FINANCIAL INFORMATION
                                  DEMEGEN, INC
                            CONDENSED BALANCE SHEETS

                                                            MARCH 31,            SEPTEMBER 30,
                                                              2000                   1999*
                                                              ----                   -----
                                                           (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and short-term investments                           $  2,655,594           $    583,585
Accounts receivable                                            106,651                 22,546
Prepaid expenses and other current assets                      273,994                  2,057
                                                          ------------           ------------

TOTAL CURRENT ASSETS                                         3,036,239                608,188

PROPERTY, PLANT AND EQUIPMENT                                  358,707                361,544
Less:  accumulated depreciation                               (177,678)              (151,219)
                                                          ------------           ------------
                                                               181,029                210,325

INTANGIBLE ASSETS                                              493,436                493,436
Less:  accumulated amortization                               (276,293)              (227,444)
                                                          ------------           ------------
                                                               217,143                265,992
                                                          ------------           ------------

TOTAL ASSETS                                              $  3,434,411           $  1,084,505
                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Payable to employees and directors                        $     76,823           $     92,000
Accounts payable                                               323,733                354,988
Accrued liabilities and unearned revenue                        77,661                154,351
                                                          ------------           ------------



TOTAL CURRENT LIABILITIES                                      478,217                601,339

OTHER LONG-TERM LIABILITIES                                    465,400                270,254
                                                          ------------           ------------

TOTAL LIABILITIES                                              943,617                871,593

Redeemable convertible preferred stock                       1,900,467              1,768,846


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Common stock                                                    31,928                 26,362
Warrants                                                     1,276,241                497,000
Additional paid-in capital                                  13,914,460             12,040,166
Deficit accumulated during the development stage           (14,632,302)           (14,119,462)
                                                          ------------           ------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                590,327             (1,555,934)
                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(CAPITAL DEFICIENCY)                                      $  3,434,411           $  1,084,505
                                                          ============           ============


*Derived from audited financial statements.

See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 FOR THE SIX MONTHS                      INCEPTION
                                                                    ENDED MARCH 31,                     (DECEMBER 6,
                                                               --------------------------                  1991) TO
                                                               2000                  1999               MARCH 31,2000
                                                               ----                  ----               -------------

INCOME                                                     $    486,176           $    881,397           $  4,302,673

EXPENSES:

Research and development                                        418,271                635,189              5,911,156
General & administration                                        361,995                350,242             10,034,614
Interest                                                          5,450                  1,528                988,174
Depreciation and amortization                                    81,691                 68,166                525,227
                                                           ------------           ------------           ------------

TOTAL EXPENSES                                                  867,407              1,055,125             17,459,171
                                                           ------------           ------------           ------------

NET LOSS                                                       (381,231)              (173,728)           (13,156,498)

Preferred dividend and accretion amounts                       (131,609)              (128,385)            (1,475,804)
                                                           ------------           ------------           ------------

NET LOSS APPLICABLE TO COMMON STOCK                        $   (512,840)          $   (302,113)          $(14,632,302)
                                                           ============           ============           ============


LOSS PER SHARE OF COMMON STOCK, BASIC AND DILUTED          $      (0.02)          $      (0.01)
                                                           ============           ============



WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                    27,213,528             26,150,470
                                                           ============           ============



See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS
                                                                     ENDED MARCH 31,
                                                           -----------------------------------
                                                               2000                   1999
                                                               ----                   ----

INCOME                                                     $    61,475           $   238,997

EXPENSES:

Research and development                                       217,478               314,734
General & administration                                       192,796               177,690
Interest                                                         4,439                   655
Depreciation and amortization                                   40,314                36,236
                                                           -----------           -----------

TOTAL EXPENSES                                                 455,027               529,315
                                                           -----------           -----------

NET LOSS                                                      (393,552)             (290,318)

Preferred dividend and accretion amounts                       (66,007)              (64,388)
                                                           -----------           -----------

NET LOSS APPLICABLE TO COMMON STOCK                        $  (459,559)          $  (354,706)
                                                           ===========           ===========


LOSS PER SHARE OF COMMON STOCK, BASIC AND DILUTED          $     (0.02)          $     (0.01)
                                                           ===========           ===========



WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                   28,074,516            26,226,453
                                                           ===========           ===========





See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                INCEPTION
                                                                             FOR THE SIX MONTHS                (DECEMBER 6,
                                                                               ENDED MARCH 31,                   1991) TO
                                                                     ---------------------------------            MARCH
                                                                          2000                 1999              31, 2000
                                                                          ----                 ----              --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ (381,231)          $ (173,728)          $(13,156,498)
Adjustments to Reconcile Net Loss
  to Cash:
    Depreciation and amortization                                        81,691               68,166                525,227
    Stock issued for services                                                --                   --              1,729,058
    Issuance of stock options to employees and directors                     --                   --              1,777,440
    Warrants issued for interest                                             --                   --                286,434
    Other                                                                 2,125                   --                 84,667
Changes in Assets and Liabilities
  Other than Cash:
    Accounts receivable                                                 (54,105)              28,611                (76,651)
    Prepaid expenses and current assets                                  10,065                6,990                  8,008
    Accounts payable and other liabilities                              (31,211)             (53,834)             1,394,834
    Unearned revenue                                                    (45,834)             (45,833)                45,833
                                                                     ----------           ----------           ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       (418,500)            (169,628)            (7,381,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Intangible assets                                                        --                   --               (238,324)
    Purchase of property, plant and equipment                            (5,671)            (134,672)              (389,046)
                                                                     ----------           ----------           ------------
NET CASH USED BY INVESTING ACTIVITIES                                    (5,671)            (134,672)              (627,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                  150,000                   --              1,298,609
    Principal payments on debt                                           (4,286)                  --                (72,375)
    (Decrease) increase in payable to employees and directors             3,355               38,248              2,676,767
    Net proceeds from issuance of equity instruments                  2,347,111                   --              6,656,611
    Proceeds from exercise of stock options                                  --               12,500                105,000
                                                                     ----------           ----------           ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,496,180               50,748             10,664,612
                                                                     ----------           ----------           ------------

Net Increase (Decrease) in Cash and Equivalents                       2,072,009             (253,552)             2,655,594
Cash and Cash Equivalents, Beginning of Period                          583,585            1,686,658                      0
                                                                     ----------           ----------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $2,655,594           $1,433,106           $  2,655,594
                                                                     ==========           ==========           ============




See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying financial statements of Demegen, Inc. (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and six months ended March 31, 2000 were of a normal, recurring nature. The amounts presented for the six months ended March 31, 2000 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended September 30, 1999 dated December 21, 1999 and in the Quarterly Report on Form 10-QSB of the Corporation for the quarter ended December 31, 1999 dated January 27, 2000, which should be read in conjunction with this quarterly report.

NOTE 2 -- FEDERAL INCOME TAXES

No federal or state income tax has been provided for the six months ended March 31, 2000 and 1999 due to existence of unused net operating loss carryforwards.

The Corporation did not pay any income taxes during the six months ended March 31, 2000 and 1999.

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

The Corporation paid interest costs totaling approximately $3,575 and $1,431 during the six months ended March 31, 2000 and 1999, respectively.

NOTE 4 -- NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          FOR THE SIX MONTHS
                                                                            ENDED MARCH 31,
                                                                       2000                  1999
                                                                       ----                  ----

NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Loss                                                          $  (381,231)         $  (173,728)
Preferred stock dividends and accretion amounts                      (131,609)            (128,385)
                                                                  -----------          -----------
Numerator for basic and diluted earnings per share--income
   available to common stockholders                               $  (512,840)         $  (302,113)
                                                                  ===========          ===========

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                        27,213,528           26,150,470
                                                                  ===========          ===========

BASIC AND DILUTED EARNINGS PER SHARE                              $     (0.02)         $     (0.01)
                                                                  ===========          ===========

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                        2000                  1999
                                                                        ----                  ----

NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Loss                                                           $  (393,552)         $  (290,318)
Preferred stock dividends and accretion amounts                        (66,007)             (64,388)
                                                                   -----------          -----------
Numerator for basic  and diluted earnings per share--income
   available to common stockholders                                $  (459,559)         $  (354,706)
                                                                   ===========          ===========

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                         28,074,516           26,226,453
                                                                   ===========          ===========

BASIC AND DILUTED EARNINGS PER SHARE                               $     (0.02)         $     (0.01)
                                                                   ===========          ===========


NOTE 5 -- PRIVATE PLACEMENT OF SECURITIES

During the second quarter of Fiscal 2000, the Corporation closed on a private placement of its securities to institutional and other accredited investors raising $2.78 million of which $0.38 million was in the form of prepaid services with the remainder of $2.4 million in cash. The private placement resulted in the sale of 5.56 million restricted shares of common stock and warrants to purchase an additional 5.56 million shares of the Corporation's common stock.

The investors were offered one unit at $0.50 per unit. Each unit consisted of one share of restricted common stock and a warrant to purchase one share of the Corporation's common stock for $0.75 per share. The warrant expires the earlier of March 31, 2005 or 60 days after a call by the Corporation. The Corporation may call the warrants at any time after March 31, 2001, provided that the price of the Corporation's common stock has been in excess of $1.50 per share for each of the forty consecutive trading days immediately preceding the date of the call. Upon receipt of the call, warrant holders shall have sixty days to elect to exercise all or a portion of the warrants.

The Corporation has agreed to file a registration statement with the Securities & Exchange Commission to register all common stock which comprise the unit and the common stock issuable from the exercise of the warrant on or before March 31, 2001.

Pricing of the securities was determined based on several factors, including reference to market price of the Corporation's common stock, the holding period requirement of restricted stock, and the Corporation's need for additional funding for development of pharmaceutical products.

Funds raised will be utilized to fund the Corporation's product development efforts.

NOTE 6 -- SUBSEQUENT EVENT

Effective April 1, 2000 the Corporation hired a Chief Operating Officer -- Pharmaceutical Products. His employment agreement is for an initial term of three years and provides for the issuance of 300,000 shares of restricted common stock upon joining the Corporation and options to purchase up to 1,400,000 shares of the Corporation's common stock at exercise prices of $0.45 and $0.90 per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2000 AND 1999

During the six months ended March 31, 2000 ("Fiscal 2000"), grants, license fees and other income decreased to $0.49 million compared to $0.88 million in the six months ended March 31, 1999 ("Fiscal 1999"). The decrease was due to the Corporation receiving a $250,000 grant in the fiscal 1999 period with no similar grants being received in the fiscal 2000 period. In the Fiscal 2000 period the Corporation received a $150,000 program related loan from a local charity. Had this been a grant, revenues would have been more comparable for the six-month periods.

Total expenses decreased to $0.87 million from $1.06 million in the corresponding prior fiscal six month period. The decrease was due to the timing of preclinical development activities.

Research and development expenditures decreased to $0.42 million from $0.64 million in the prior fiscal six month period for the aforementioned reason. General and administrative expenses remained relatively constant at $0.36 million and $0.35 million, respectively, for the two comparable six month periods.

During the six months ended March 31, 2000 and 1999, the Corporation made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Corporation reported a loss of $0.38 million for the six months ended March 31, 2000 compared to a loss of $0.17 million for the six months ended March 31, 1999 as a direct result of the factors discussed above.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

During the three months ended March 31, 2000 ("Fiscal 2000"), grants, license fees and other income decreased to $0.06 million compared to $0.24 million in the three months ended March 31, 1999 ("Fiscal 1999"). The decrease was due to the Corporation receiving a $150,000 research support payment in the fiscal 1999 period with no similar payment being received in the fiscal 2000 period.

Total expenses decreased to $0.46 million from $0.53 million in the corresponding prior fiscal quarter. The decrease was due to the timing of preclinical development activities.

Research and development expenditures decreased to $0.21 million from $0.31 million in the prior fiscal quarter for the aforementioned reason. General and administrative expenses remained relatively constant at $0.19 million and $0.18 million, respectively, for the two comparable quarters.

During the quarters ended March 31, 2000 and 1999, the Corporation made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Corporation reported a loss of $0.39 million for the three months ended March 31, 2000 compared to a loss of $0.29 million for the three months ended March 31, 1999 as a direct result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2000, the Corporation's cash increased by $2.07 million to $2.66 million. The cash increase was due to $2.5 million of cash provided by financing activities partially offset by $0.42 million of cash used by operating activities.

The $2.5 million of cash provided by financing activities consisted of $2.35 million net proceeds from the private placement of securities and $0.15 million received from a local foundation. The loan matures on February 28, 2005 with interest at 5%. The loan is to fund program related research.

Cash flows used by operating activities totaled $0.42 million in the six months ended March 31, 2000. Cash outflows included the net loss of $0.38 million, a $0.05 million increase in accounts receivables, a $0.03 million decrease in accounts payable and other liabilities and a $0.05 million decrease in unearned revenue. These cash outflows were partially offset by cash inflows which principally included $0.08 million of depreciation and amortization.

During the six months ended March 31, 1999, the Corporation's cash decreased by $0.26 million to $1.43 million. The decrease in cash and cash equivalents during the first six months of fiscal 1999 is attributable to cash outflows from operations of $0.17 million and cash outflows from investment activities of $0.13 million for the purchase of property, plant and equipment. These cash outflows were partially offset by $0.05 million of cash provided by financing activities.

Cash flows used by operating activities totaled $0.17 million in the six months ended March 31, 1999 Cash outflows included the net loss of $0.17 million, a $0.05 million decrease in accounts payable and other liabilities and a $0.05 million decrease in unearned revenue. The cash outflows were partially offset by $0.07 million of depreciation and amortization and a $0.03 million decrease in accounts receivables.

Cash provided by financing activities consisted of $0.01 million from the exercise of employee stock options and $0.04 million due to the increase in the payable to employees and directors.

The $0.13 million expended for the purchase of property, plant and equipment primarily related to furnishing the lab at the Corporation's new office.

The Company believes that the recent cash received from the placement of securities (Note 5 to Financial Statements) in conjunction with the anticipated receipts under the agreements with Dan Agro Sciences will be sufficient to meet liquidity need for the foreseeable short-term period. In the long-term, the Corporation will need to rely upon additional capital infusions until it emerges from the development stage and commences to produce cash flow from operations.

                           PART II-- OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 18, 2000 the Annual Meeting of the Stockholders of Demegen, Inc. was held in Pittsburgh, PA. At the meeting all of management's nominees were elected directors of the Corporation were elected and Ernst & Young, LLC was ratified as the Corporation's auditors.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:

                                  EXHIBIT INDEX
                           EXHIBIT NO. AND DESCRIPTION

                                                             PAGES OF SEQUENTIAL
                                                                NUMBERING SYSTEM



4. Supplemental Agreement Between Demegen, Inc. and CEO Venture Fund III dated February 8, 2000 concerning Warrant No. 1 held by CEO Venture Fund.

10.      Employment Agreement of S. Robert Fatora dated March 6, 2000.

27.      Financial data schedule

(b)      Reports on Form 8-K


The registrant did not file any current reports on Form 8-K during the three months ended March 31, 2000.

On April 7, 2000, the registrant filed a current report on Form 8-K announcing the completion of a private placement of securities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   DEMEGEN, INC.




                                   By   /s/ Richard D. Ekstrom
                                      --------------------------------
                                        Richard D. Ekstrom
                                        Chairman and Chief Executive Officer





Date:  May 8, 2000