Form 10QSB
period 2000-06-30
DEMEGEN INC
filed 2000-08-11
CIK 1077596

                                                                    (conformed)


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                          ____________ TO ____________


                         COMMISSION FILE NUMBER 0-25353


                                  DEMEGEN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 COLORADO                                    84-1065575
    ---------------------------------                   -------------------
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification No.)


 1051 BRINTON ROAD, PITTSBURGH, PENNSYLVANIA                     15221
 -------------------------------------------                  ----------
  (Address of principal executive offices)                    (Zip Code)


                                  412-241-2150
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

As of July 24, 2000, there were 32,304,778 shares of the registrant's common stock outstanding.

                                  DEMEGEN, INC.




                                      INDEX



PART I.   FINANCIAL INFORMATION                                                                            PAGE
                                                                                                           ----
    Item 1.    Financial Statements and Notes to Financial Statements

         (a)   Condensed Balance Sheets as of June 30, 2000 (unaudited) and September 30, 1999               3

         (b)   Statements of Operations for the Nine Months Ended June 30, 2000
                  and 1999 and Inception (December 6, 1991) to June 30, 2000 (unaudited)                     4

         (c)   Statements of Operations for the Three Months Ended June 30, 2000
                  and 1999 (unaudited)                                                                       5

         (d)   Statements of Cash Flows for the Nine Months Ended June 30, 2000
                  and 1999 and Inception (December 6, 1991) to June 30, 2000 (unaudited)                     6

         (e)   Notes to Financial Statements (unaudited)                                                     7

    Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                   10


PART II.  OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K                                                             12

    Signatures                                                                                              13

                          PART I. FINANCIAL INFORMATION
                                  DEMEGEN, INC
                            CONDENSED BALANCE SHEETS

                                                                          JUNE 30,           SEPTEMBER 30,
                                                                            2000                  1999*
                                                                        ------------         -------------
                                                                         (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                         $  2,229,551         $    583,585
Accounts receivable                                                           60,759               22,546
Prepaid expenses and other current assets                                    270,588                2,057
                                                                        ------------         ------------

TOTAL CURRENT ASSETS                                                       2,560,898              608,188

PROPERTY, PLANT AND EQUIPMENT                                                363,625              361,544
Less:  accumulated depreciation                                             (193,245)            (151,219)
                                                                        ------------         ------------
                                                                             170,380              210,325

INTANGIBLE ASSETS                                                            493,436              493,436
Less:  accumulated amortization                                             (300,718)            (227,444)
                                                                        ------------         ------------
                                                                             192,718              265,992
                                                                        ------------         ------------

TOTAL ASSETS                                                            $  2,923,996         $  1,084,505
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Payable to employees and directors                                      $     76,823         $     92,000
Accounts payable                                                             258,746              354,988
Accrued liabilities and unearned revenue                                      54,770              154,351
                                                                        ------------         ------------



TOTAL CURRENT LIABILITIES                                                    390,339              601,339

OTHER LONG-TERM LIABILITIES                                                  471,796              270,254
                                                                        ------------         ------------

TOTAL LIABILITIES                                                            862,135              871,593

Redeemable convertible preferred stock                                     1,966,912            1,768,846


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Common stock                                                                  32,305               26,362
Warrants                                                                   1,287,004              497,000
Additional paid-in capital                                                14,619,089           12,040,166
Deferred compensation                                                       (365,500)                  --
Deficit accumulated during the development stage                         (15,477,949)         (14,119,462)
                                                                        ------------         ------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                               94,949           (1,555,934)
                                                                        ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT (CAPITAL DEFICIENCY)        $  2,923,996         $  1,084,505
                                                                        ============         ============

*Derived from audited financial statements.

See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               FOR THE NINE MONTHS
                                                                  ENDED JUNE 30,                  INCEPTION
                                                         -------------------------------      (DECEMBER 6, 1991)
                                                             2000               1999           TO JUNE 30, 2000
                                                         -----------         -----------      ------------------
INCOME                                                   $   708,347         $   918,051         $  4,524,844

EXPENSES:

Research and development                                   1,208,238           1,075,084            6,701,123
General & administration                                     529,037             592,799           10,201,656
Interest                                                       9,825               2,139              992,549
Depreciation and amortization                                121,682             108,167              565,218
                                                         -----------         -----------         ------------

TOTAL EXPENSES                                             1,868,782           1,778,189           18,460,546
                                                         -----------         -----------         ------------

NET LOSS                                                  (1,160,435)           (860,138)         (13,935,702)

Preferred dividend and accretion amounts                    (198,054)           (193,171)          (1,542,247)
                                                         -----------         -----------         ------------

NET LOSS APPLICABLE TO COMMON STOCK                      $(1,358,489)        $(1,053,309)        $(15,477,949)
                                                         ===========         ===========         ============


LOSS PER SHARE OF COMMON STOCK, BASIC AND DILUTED             $(0.05)             $(0.04)
                                                         ===========         ===========



WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                 28,904,418          26,219,115
                                                         ===========         ===========



See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                         -------------------------------
                                                                  ENDED JUNE 30,
                                                             2000               1999
                                                         -----------         -----------
INCOME                                                   $   222,171         $    36,654

EXPENSES:

Research and development                                     789,967             439,895
General & administration                                     167,042             242,557
Interest                                                       4,375                 611
Depreciation and amortization                                 39,991              40,001
                                                         -----------         -----------

TOTAL EXPENSES                                             1,001,375             723,064
                                                         -----------         -----------

NET LOSS                                                    (779,204)           (686,410)

Preferred dividend and accretion amounts                     (66,445)            (64,786)
                                                         -----------         -----------

NET LOSS APPLICABLE TO COMMON STOCK                      $  (845,649)        $  (751,196)
                                                         ===========         ===========


LOSS PER SHARE OF COMMON STOCK, BASIC AND DILUTED        $     (0.03)        $     (0.03)
                                                         ===========         ===========



WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                 32,300,637          26,355,297
                                                         ===========         ===========





See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           FOR THE NINE MONTHS
                                                                              ENDED JUNE 30,                  INCEPTION
                                                                     -------------------------------      (DECEMBER 6, 1991)
                                                                         2000               1999           TO JUNE 30, 2000
                                                                     -----------         -----------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(1,160,435)        $  (860,138)        $(13,935,702)
Adjustments to Reconcile Net Loss
  to Cash:
    Depreciation and amortization                                        121,682             108,167              565,218
    Stock issued for services                                                 --                  --            1,729,058
    Issuance of stock and options to employees and directors             353,151                  --            2,130,591
    Warrants issued for interest                                              --                  --              286,434
    Other                                                                  2,126                  --               84,668
Changes in Assets and Liabilities
  Other than Cash:
    Accounts receivable                                                  (38,213)             18,611              (60,759)
    Prepaid expenses and current assets                                   13,471               9,352               11,414
    Accounts payable and other liabilities                               (81,987)              2,187            1,344,058
    Unearned revenue                                                     (68,750)            (68,750)              22,917
                                                                     -----------         -----------         ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        (858,955)           (790,571)          (7,822,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Intangible assets                                                         --                  --             (238,324)
    Purchase of property, plant and equipment                            (10,589)           (208,388)            (393,964)
                                                                     -----------         -----------         ------------
NET CASH USED BY INVESTING ACTIVITIES                                    (10,589)           (208,388)            (632,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                   150,000              21,109            1,298,609
    Principal payments on debt                                           (16,636)                 --              (84,725)
    (Decrease) increase in payable to employees and directors              7,915              54,727            2,681,327
    Net proceeds from issuance of equity instruments                   2,374,231                  --            6,683,731
    Proceeds from exercise of stock options                                   --              17,500              105,000
                                                                     -----------         -----------         ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,515,510              93,336           10,683,942
                                                                     -----------         -----------         ------------

Net Increase (Decrease) in Cash and Equivalents                        1,645,966            (905,623)           2,229,551
Cash and Cash Equivalents, Beginning of Period                           583,585           1,686,658                    0
                                                                     -----------         -----------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 2,229,551         $   781,035         $  2,229,551
                                                                     ===========         ===========         ============




See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying financial statements of Demegen, Inc. (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and nine months ended June 30, 2000 were of a normal, recurring nature. The amounts presented for the nine months ended June 30, 2000 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended September 30, 1999 dated December 21, 1999, in the Quarterly Report on Form 10-QSB of the Corporation for the quarter ended December 31, 1999 dated January 27, 2000 and in the Quarterly Report on Form 10-QSB of the Corporation for the quarter ended March 31, 2000 dated May 8, 2000, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal or state income tax has been provided for the nine months ended June 30, 2000 and 1999 due to existence of unused net operating loss carryforwards.

The Corporation did not pay any income taxes during the nine months ended June 30, 2000 and 1999.

NOTE 3 - NOTE PAYABLE

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

The Corporation paid interest costs totaling approximately $6,075 and $2,217 during the nine months ended June 30, 2000 and 1999, respectively.

NOTE 4 - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                          FOR THE NINE MONTHS
                                                                             ENDED JUNE 30,
                                                                       2000                 1999
                                                                   ------------         ------------
NUMERATOR FOR BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

Net Loss                                                           $ (1,160,435)        $   (860,138)

Preferred stock dividends and accretion amounts                        (198,054)            (193,171)
                                                                   ------------         ------------
Numerator for basic and diluted earnings per share--income
   available to common stockholders                                $ (1,358,489)        $ (1,053,309)
                                                                   ============         ============
DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                          28,904,418           26,219,115
                                                                     ==========           ==========

BASIC AND DILUTED EARNINGS PER SHARE                                 $    (0.05)          $    (0.04)
                                                                     ==========           ==========

                                                                        FOR THE THREE MONTHS
                                                                            ENDED JUNE 30,
                                                                       2000                 1999
                                                                   ------------         ------------
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Loss                                                           $   (779,204)        $   (686,410)
Preferred stock dividends and accretion amounts                         (66,445)             (64,786)
                                                                   ------------         ------------
Numerator for basic and diluted earnings per share--income
   available to common stockholders                                $   (845,649)        $   (751,196)
                                                                   ============         ============

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                          32,300,637           26,355,297
                                                                     ==========           ==========

BASIC AND DILUTED EARNINGS PER SHARE                                 $    (0.03)          $    (0.03)
                                                                     ==========           ==========

NOTE 5 - PRIVATE PLACEMENT OF SECURITIES

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

NOTE 6 - EMPLOYMENT AGREEMENT

Effective April 1, 2000 the Corporation hired a Chief Operating Officer - Pharmaceutical Products. His employment agreement is for an initial term of three years and provides for the issuance of 300,000 shares of restricted common stock upon joining the Corporation and options to purchase, subject to achievement of certain funding, investigative new drug ("IND") approval and commercialization objectives, up to 1,400,000 shares of the Corporation's common stock at exercise prices of $0.45 and $0.90 per share. The valuation of the restricted stock and stock options resulted in a non-cash charge of $285,500 in the quarter ending June 30, 2000 which was included in research and development expense. The related Deferred Compensation component of Stockholders' Equity will be amortized against income over the terms of the various option agreements.

NOTE 7 - RECENT PRONOUNCEMENTS

During the fourth quarter of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which clarifies the accounting rules for revenue recognition in financial statements. The implementation date is no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Corporation is currently reviewing its revenue recognition policy to ensure compliance with SAB 101.

On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transaction Involving Stock Compensation", which provides guidance on several implementation issues related to the accounting for employee stock options and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of employee and the accounting for stock options that have been repriced. The Corporation adopted FIN 44 and it did not have any material impact on the Corporation's financial position or results of operation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2000 AND 1999

During the nine months ended June 30, 2000 ("Fiscal 2000"), grants, license fees and other income decreased to $0.71 million compared to $0.92 million in the nine months ended June 30, 1999 ("Fiscal 1999"). The decrease was due to the Corporation receiving a $250,000 grant in the fiscal 1999 period with no similar grants being received in the fiscal 2000 period. In the Fiscal 2000 period the Corporation received a $150,000 program related loan from a local charity. Had this been a grant, revenues would have been more comparable for the nine-month periods.

Total expenses decreased to $1.52 million from $1.78 million in the corresponding prior fiscal nine month period, exclusive of a $0.36 million non-cash charge in the current fiscal period for the issuance of restricted stock, stock options and warrants to purchase common stock relative to the hiring of a Chief Operating Officer - Pharmaceutical Products. The decrease was due to the timing of preclinical development activities.

Research and development expenditures decreased to $0.86 million from $1.08 million in the prior fiscal nine month period, exclusive of the aforementioned $0.36 million non-cash charge in the current fiscal period for the aforementioned reason. General and administrative expenses remained relatively constant at $0.53 million and $0.59 million, respectively, for the two comparable nine month periods.

During the nine months ended June 30, 2000 and 1999, the Corporation made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Corporation reported a loss of $1.16 million for the nine months ended June 30, 2000 compared to a loss of $0.86 million for the nine months ended June 30, 1999 as a direct result of the factors discussed above.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

During the three months ended June 30, 2000 ("Fiscal 2000"), grants, license fees and other income increased to $0.23 million compared to $0.04 million in the three months ended June 30, 1999 ("Fiscal 1999"). The increase was due to the Corporation receiving a $175,000 research support payment in the fiscal 2000 period with no similar payment being received in the fiscal 1999 period.

Total expenses decreased to $0.65 million from $0.72 million in the corresponding prior fiscal quarter, exclusive of a $0.36 million non-cash charge in the current fiscal period for the issuance of restricted stock, stock options and warrants to purchase common stock relative to the hiring of a Chief Operating Officer - Pharmaceutical Products. The decrease was due to the timing of preclinical development activities.

Research and development expenditures remained constant at $0.44 million for the two comparable quarters exclusive of the aforementioned $0.36 million non-cash charge in the current fiscal period. General and administrative expenses decreased to $0.17 million from $0.24 million in the prior quarter due to the termination of a senior executive during the second quarter of fiscal 2000 and the decrease in a number of other administrative costs.

During the quarters ended June 30, 2000 and 1999, the Corporation made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Corporation reported a loss of $0.78 million for the three months ended June 30, 2000 compared to a loss of $0.68 million for the three months ended June 30, 1999 as a direct result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2000, the Corporation's cash increased by $1.65 million to $2.23 million. The cash increase was due to $2.5 million of cash provided by financing activities partially offset by $0.86 million of cash used by operating activities and $0.01 million of cash used by investing activities for the purchase of equipment.

The $2.5 million of cash provided by financing activities consisted of $2.37 million net proceeds from the private placement of securities and $0.15 million received from a local foundation. The loan matures on February 28, 2005 with interest at 5%. The loan is to fund program related research.

Cash flows used by operating activities totaled $0.86 million in the nine months ended June 30, 2000. Cash outflows included the net loss of $1.16 million, a $0.04 million increase in accounts receivables, a $0.08 million decrease in accounts payable and other liabilities and a $0.07 million decrease in unearned revenue. These cash outflows were partially offset by cash inflows which principally included $0.36 million of non-cash compensation related to the issuance of restricted common stock and below market stock options issued in connection with the hiring of a Chief Operating Officer - Pharmaceutical Products and $0.12 million of depreciation and amortization.

During the nine months ended June 30, 1999, the Corporation's cash decreased by $0.91 million to $0.78 million. The decrease in cash and cash equivalents during the first nine months of fiscal 1999 is attributable to cash outflows from operations of $0.79 million and cash outflows from investment activities of $0.21 million for the purchase of property, plant and equipment. These cash outflows were partially offset by $0.09 million of cash provided by financing activities.

Cash flows used by operating activities totaled $0.79 million in the nine months ended June 30, 1999 Cash outflows included the net loss of $0.86 million and a $0.07 million decrease in unearned revenue. The cash outflows were partially offset by $0.11 million of depreciation and amortization and a $0.02 million decrease in accounts receivables.

Cash provided by financing activities consisted of $0.02 million from the exercise of employee stock options, $0.02 million from the proceeds of an equipment loan and $0.05 million due to the increase in the payable to employees and directors.

The $0.21 million expended for the purchase of property, plant and equipment primarily related to furnishing the lab at the Corporation's new office.

The Company believes that the recent cash received from the private placement of securities (Note 5 to Financial Statements) in conjunction with the anticipated receipts under the agreements with Dow Agro Sciences will be sufficient to meet liquidity needs for the foreseeable short-term period. In the long-term, the Corporation will need to rely upon additional capital infusions until it emerges from the development stage and commences to produce cash flow from operations.

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




                                    DEMEGEN, INC.


                                    By /s/ Richard D. Ekstrom
                                      --------------------------------------
                                        Richard D. Ekstrom
                                        Chairman and Chief Executive Officer



    Date:  August 9, 2000