Form 10KSB40
period 2000-09-30
DEMEGEN INC
filed 2000-12-15
CIK 1077596

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

                             Yes   X    No
                                 -----     -----

The aggregate market value of the voting stock held by non-affiliates of the registrant was $25,843,822 as of December 5, 2000, computed on the basis of the average of the bid and asked prices on such date.

As of December 5, 2000 there were 32,304,778 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

The Company discovers, designs and develops novel peptides, proteins and genes for the treatment of solid tumors, cystic fibrosis, multi-drug resistant bacteria and fungi. Applications also include genetically enhanced agricultural products. The Company expects human clinical trials for a number of pharmaceutical applications in calendar 2001.

The Company has assembled a skilled and experienced management team, backed up by a knowledgeable and active board of directors and scientific collaborators. Within the past two years, the Company has significantly restructured its people resources. Five outside directors with significant industry experience have been elected to the Board. Six employees have been hired in the past two years, four of which enhance the Company's research capabilities or drug development. The Company's business strategy is structured to efficiently leverage in-house core strengths with in-depth disease and product knowledge of its scientific and commercial partners. This strategy permits simultaneous development of multiple products, thereby reducing risk and expanding opportunities.

The Company has nine issued United States patents and has in-licensed three additional related U.S. patents. Additional U.S. patents are pending along with comparable international filings. These technologies are a platform for a number of product applications. Dr. Jaynes, the Company's Vice President of Research, has been at the forefront of research into the use of anti-microbial peptides for the treatment of diseases for over fifteen years and many of the patents carry very early filing dates and provide broad coverage.

In 1999, peptide drugs accounted for worldwide sales of some $3.4 billion, which represents only about 4% of the overall pharmaceutical market, and are estimated to be growing at the rate of 10-15% per year. Examples include Copaxone, Zoladex, Vancomycin, and Bacitracin. Over three hundred naturally occurring peptides have been identified. Demegen peptides, however, are all novel products not found in nature, and include a variety of structural forms. Simply stating that the peptide form is a-helical, B-sheet or cyclic, however, does not reflect some of the unique design characteristics used by Dr. Jaynes. The development and expansion of proteomic and genomic tools will expand the market opportunities for new peptide and protein products.

Although peptides compose only a small portion of the therapeutic drug market, there are considerable efforts underway by numerous companies. It is estimated that over $3 billion has been invested in those companies thus far. The Company believes this is an indication of the strong belief in the potential for new peptide therapeutics. The Company has compared its compounds to a number of other peptide compounds in development by others and believes its technology is soundly positioned to produce successful products.

The market opportunities for each of the Company's target products are substantial and in most cases address unmet medical needs. The emergence of multi-drug resistant bacteria is a major problem, especially for hospitalized patients. Sexually transmitted infections - HIV, Chlamydia, and Gonorrhea - also continue to be major public heath problems. B. cepacia is, too often, a deadly problem for Cystic Fibrosis patients. And, despite a forty-year war on cancer, much still needs to be done. The Company's pipeline of molecules contains potential solutions for each of these problems. The Company's technologies can be delivered by a variety of routes of administration depending on the disease target, including topical, injection, inhalation, and genetic.

The Company has licensed two agricultural applications to Dow AgroSciences, formerly Mycogen Corporation which was acquired by Dow AgroSciences. The first application is for genetically enhanced plants with increased bacterial and fungal resistance. The second is for genetically enhanced crops with improved nutrition. Genetically enhanced plants have achieved significant market penetration in the United States, and, except for Europe, the international markets are growing rapidly. Most of the new traits to date are insect resistance and herbicide tolerance. The Company's two licenses are for new traits that address two additional major markets. The Company has, thus far, received over two million dollars in payments from Dow AgroSciences.

The Company expects to market and sell products that address niche markets and license applications that require extensive Phase III clinical trials and commercialization capabilities. Large pharmaceutical companies look to biotechnology companies as sources of new products. The biotechnology companies are usually able to discover and complete early clinical trials much more efficiently than the large pharmaceutical companies. For a small biotech beyond the discovery phase, two elements are critical for success. One is having the right people skills to solve technical issues and the second is having sufficient technology diversity to overcome application failures that may occur and to discontinue low probability opportunities. To address these issues, the Company believes that technology acquisitions or mergers are an important and inevitable component of long term success. Consequently, the Company will actively seek strategic alliances with other biotechnology companies where there are opportunities to enhance shareholder value, reduce risks and expand its technology platforms. The Company has already entered into research collaborations with two other biotechnology companies.

In June 1998, the Company received a $2 million equity investment from the CEO Venture Fund of Pittsburgh, PA. Another round with private investors raised $2.8 million in March 2000. Since 1992, the Company has raised over $14 million in equity.

             OVERVIEW - TECHNOLOGY, APPLICATIONS, PARTNERS & STATUS

CORE                                         DISCOVERY, DESIGN AND DEVELOPMENT OF NOVEL
TECHNOLOGY:                                  PEPTIDES, PROTEINS AND GENES


MECHANISMS:                MEMBRANE DISRUPTION                          HOST MODULATION

APPLICATIONS:     DERMAL            RESPIRATORY DISEASES,      SOLID TUMORS               ENHANCED
                  INFECTIONS        CYSTIC FIBROSIS                                       AGRICULTURAL
                                                                                          PRODUCTS

STRATEGIC         S. IL UNIV,       UNIV OF NC                 PITTS CANCER INST          DOW AGROSCIENCES,
PARTNERS:         NIH                                          DUKE UNIV                  AVIGENICS

MOLECULES:        D2A21             12A21,                     D21-10N                    D4E1, D5C, ASP1,
                                    D2A21                                                 D1A21

STATUS:           PHASE I           IN VIVO                    IN VIVO                    IN PLANTA

OPERATIONS

The Company's headquarters and laboratory are located in Pittsburgh, Pennsylvania and it comprises approximately 2,400 square feet with about one-third devoted to laboratory space. For development of pharmaceutical products, the Company has developed close working relationships with several universities. This strategy has enabled the Company to accomplish more with less. Significant major laboratory infrastructure has been avoided and development programs can be easily accelerated or slowed to adjust for scientific or technical challenges that inevitably arise during drug development, but without the inefficiencies that may occur when all research, clerical, investigation and new drug development activities are performed in-house. During the course of a typical year, some 20 researchers, experts in their disease field, are working on the development of the Company's products at academic and other research institutions.

The majority of the Company's agricultural technologies are licensed to the Company's agricultural partner, Dow AgroSciences. Dow AgroSciences is responsible for all of the development, patent and regulatory costs for the individual crops, and is also responsible for developing sublicense relationship for crops that it is not developing on its own. As part of the Company's agreement with Dow AgroSciences, Dow AgroSciences is funding research at the Company to expand and broaden the intellectual property estate. The Company believes its research into gene function, combined with Dr. Jaynes' design methodologies, will produce additional agricultural license opportunities.

It is worth noting that since the Company's inception, many millions of dollars, in addition to the use of sophisticated laboratories, have been expended by universities, government agencies, and private foundations developing products using the Company's technologies, but with the Company maintaining commercial rights and control. These expenditures (not reflected in the Company's financial statements), as well as the number of different organizations participating, confirm the broad acceptability and confidence in the Company's technology.

PHARMACEUTICAL PRODUCTS

BACTERIA

A major problem, which strongly encourages the development of a new class of antibiotics agents, is that many common pathogens are becoming resistant to the therapeutics that have treated patients for the last forty years. Each year in the United States, about two million cases of infection are contracted by people while they are in the hospital. Infection remains the principal cause of death of hospitalized patients in the United States, and one of the leading causes of all deaths throughout the world. Treatment of infection is a rapidly increasing concern because of the exponential rate of emergence of antibiotic-resistant bacteria, compounded by the lack of new antibiotic options effective against these organisms. The total worldwide anti-infective market is estimated to be over $25 billion. The topical anti-infective market is estimated to be $2 billion worldwide.

The Company currently has four anti-bacterial applications in pre-clinical development. Three would be topically delivered and the fourth would be inhaled.

The lead compound for the topical applications is D2A21. It has demonstrated antimicrobial activity against a broad spectrum of bacterial pathogens. D2A21 has potent in vitro activity against pathogens from species of: Staphylococcus, Pseudomonas, Enterococcus, Streptococcus, E. coli, Gonococcus, and Chlamydia, as well as against numerous strains of methicillin-resistant Staphylococcus aureus ("MRSA") and vancomycin-resistant Enterococcus ("VRE"). D2A21 in vivo results have been demonstrated against Trichomonas, Burkholderia Cepacia and Porphyromonas gingivalis. The Company has demonstrated that its compounds are effective in increasing survival when injected sub-eschar into a Pseudomonas infected mouse model. In summary, D2A21 and other of the Company's compounds have demonstrated both broad and selective effects against a wide range of bacterial pathogens, thereby indicating the potential for a number of product applications.

INFECTED BURNS AND INFECTED WOUNDS: The application in development is for prevention and treatment of severely burned or surgical patients at risk for bacterial infections. The use of topical antimicrobial agents has been an important adjunct to the prevention and treatment of wound infections, yet burn wound sepsis remains the most common and serious complication of major burn injury, accounting for over 60% of deaths in burn patients. Also, there are several disadvantages associated with the use of the most common agents, silver sulfadiazine and mafenide acetate, including their substantial ability to inhibit wound healing at clinically effective antimicrobial dosages. Many topical antimicrobial agents used following burn injury are toxic to keratinocytes and fibroblasts. The Company's compounds, however, do not retard cellular growth and wound healing. Furthermore, the development of multi-drug resistant organisms has become an increasingly important problem in the management of major surgical infections, in addition to those involving burn wounds.

The Company's research has been conducted with scientists at the University of North Carolina, Loyola University and Southern Illinois University. A Phase I clinical trial for infected burns and a second Phase I for infected wounds is expected to begin in the next few months. Upon successful completion of the Phase I trials, Phase II clinical trials will begin later in 2001. The Company's initial market will be hospitalized burn patients. This hospital burn market is about 50,000 patients and is a $50 million opportunity. It is the Company's plan to market this product through a contract sales force. The market for infected surgical wounds is some 2 million patients and is a $200 million opportunity. The Company plans to license this opportunity.

DEMEGEN'S VAGINAL MICROBICIDE: Another application is an intravaginal gel that prevents the transmission of Chlamydia and other sexually transmitted infections ("STIs"). Speaking about the need for a vaginal microbicide, Penelope Hitchcock, director of the Sexually Transmitted Diseases Branch at the National Institute of Allergy and Infectious Diseases stated "The real urgency here is that the epidemic of HIV, the epidemic of STIs, is upon us, and we need this product right now." According to a report by Family Health International, approximately 333 million new cases of the five most common curable STIs occurred globally in 1995 in women and men of reproductive age, and heterosexual transmission accounts for about 75% of all HIV-1 infections. Further, according to survey results 12.6 million women in the United States are worried about getting HIV or an STI and are interested in using a microbicide. The Company plans to license this application. In the U.S., ten million sexually active women would be the primary market. A similar market exists in other developed countries. In the developing world, one hundred million women need this kind of product. It is anticipated there will be substantial government subsidies for the developing world market.

Prevention of sexually transmitted infections is currently an unmet medical need and represents an additional $1 Billion market in developed countries. In 1999 over two million women were newly infected with HIV. Chlamydia, caused by the bacteria Chlamydia trachomatis, is the most common sexually transmitted disease in the United States. It affects 2-4% of the sexually active population, but up to 75% of those who have it do not notice symptoms and may carry the disease for many years. If untreated, the result could be chronic infection or scarring of the reproductive system with increased risk of infertility and tubal pregnancies. A survey conducted by the Alan Guttmacher Institute found that some eight million women in the United States would be very interested in using a microbicidal product, even at a cost roughly twice that of a male condom. Other studies have found similar strong interest in Brazil, Egypt, France, India and other countries.

The Company's efforts to develop this application are being supported by the Sexually Transmitted Diseases Branch at the National Institutes of Health ("NIH"), the Division of AIDS at the NIH, in addition to scientists at Magee-Womens Research Institute at the University of Pittsburgh and the University of Washington. The Company is using its D2A21 compound for this application also, but with a slightly different formulation, thereby taking advantage of common toxicology and pharmacology data requirements. Primate efficacy experiments are underway. With successful results, Phase I clinical trials for this application could begin in 2001, with the majority of funding from NIH.

CYSTIC FIBROSIS/PULMONARY INFECTIONS: The Company anticipates that a second synthetic protein product to be developed will be an inhaled drug to treat Burkholderia cepacia. This bacteria can de deadly to Cystic Fibrosis patients and there is currently no effective treatment. Approximately 35% of B. cepacia infected patients contract accelerated pulmonary deterioration or fulminant, necrotizing pneumonia with rapidly fatal bacteremia. B. cepacia is also a causative agent for endocarditis, catheter-associated urinary tract infections, and wound infections. B. cepacia is rarely found in non-CF patients, but transmission can occur between CF and non-CF patients and can result in serious illness and death. It is believed that B. cepacia is underreported because normally only specimens from CF patients are analyzed for this disease. The product is also effective against Pseudomonas aeruginosa. The Company plans to seek Orphan Drug status for this indication and expects to begin clinical trials in 2001. The lead molecule for this product is 12A21. A companion protein modulates host response, such that in Cystic Fibrosis patients there would be reduced lung fibrosis. A clinical trial for this indication may begin in late 2001. The Cystic Fibrosis patient population is about 70,000 worldwide, sadly because most patients die at a young age. The product under development would be a maintenance medication and would extend lives, and thereby create an expanding market. It is likely this product would also function against other respiratory diseases.

In an animal model, the Company's compound has demonstrated the ability to control the diseases and the fibrotic growth. This application is being developed in conjunction with researchers at the University of North Carolina. Thus far, the Company has received a $100,000 SBIR grant from the NIH for this pulmonary infection pre-clinical program.

CANCER

Evaluations by the National Cancer Institute (NCI) and private laboratories indicate that the Company's compounds may have broad applicability against many solid tumors including prostate, lung, breast, head and neck, ovarian, bladder, and melanoma. Most of the Company's initial in vivo experiments were against prostate cancer. While compelling animal results were achieved, the data indicated that a multi-functional activity was occurring, different than the traditional cell lysis theory ascribed to anti-microbial peptides. Based on subsequent analysis, the Company believes the most probable target applications for this compound are solid tumors such as head and neck, brain glioblastoma, and prostate.

Within the next 12 months, over 100,000 people in the U.S. will be diagnosed with a primary or metastatic brain tumor. Glioblastomas represent 23% of all primary brain tumors. Brain tumors are the second leading cause of cancer death in children under age 15 and in young adults up to age 34. Brain tumors are the second fastest growing cause of cancer death among those over age 65, and unlike the first and third fastest growing causes (lung cancer and melanoma), no behavioral change has been shown to reduce the risk. Approximately 44 percent of all primary brain tumors are benign. Unlike most benign tumors found elsewhere in the body, benign brain tumors may recur and may result in death. Because of their location at the control center for thought, emotion and physical function, brain tumors are difficult to treat. The cure rate for most brain tumors is significantly lower than that for most other types of cancer. Children who are cured of leukemia are shown to be at greater risk of developing a brain tumor. Brain tumor research is underfunded and the public, in general, is unaware of the magnitude of the problem.

Prostate cancer, the second leading cause of cancer deaths in men in the United States, affects 9.7 million Americans. Over 200,000 new cases are diagnosed each year and more than 40,000 American men die of this disease annually. Carcinoma of the prostate is the most commonly diagnosed cancer in men and the second most common cause of cancer death in western civilization. It is predominantly a tumor of older men, which frequently responds to treatment when widespread and may be cured when localized.

Current therapeutic options include surgery, radiation therapy, hormonal therapy and chemotherapy. The approach to treatment is influenced by stage of disease, age, and coexisting medical conditions. Surgery (radical prostatectomy) and radiation are options for early stage cancer that has not spread outside the prostate. Hormone therapy and chemotherapy are considered for metastatic or recurring disease.

A significant number of patients, especially when diagnosed at a more advanced stage, relapse and develop incurable disseminated metastatic disease. None of the treatments for advanced disease provide significant benefit to survival. Effective treatment modalities for patients with residual or non-localized disease are clearly needed. According to IMS (a market research firm), the U.S. market for cancer therapeutics in 1996 was almost $3 billion dollars. These IMS figures do not include drugs like Neupogen, a billion dollar drug, which is only a cancer adjunct. The prostate cancer drugs Lupron, Zoladex, Eulexin, and Casodex have worldwide sales of $1.7 billion, and are only palliative for metastatic prostate disease.

EFFICACY IN ANIMAL MODELS: Evaluation of the Company compounds have occurred in several animal models for cancer, with the objective of optimizing dose and schedule. Significant findings to date include:

o Significant anti-cancer activity against prostate, lung, ovarian, breast, CNS and melanoma tumor cell lines

o        Selective cytotoxicity for tumor tissue vs. normal tissue

o Cytotoxicity for prostate cancer cell lines, 4-8 fold greater than conventional chemotherapy agents

o Low dose (< 1mg/kg) anti-cancer activity in an aggressive model of prostate cancer in vivo. Data indicate a benefit to survival, growth retardation and/or regression of primary tumor and reduction in metastases

o Equivalent activity when given by intratumoral, intraperitoneal, intravenous or subcutaneous route of administration

Rats treated with D2A21 achieved a 60% reduction in the growth of primary tumors and a significant reduction in the number of lung metastases. D2A21 was administered intravenously at a low dose, (just 0.179 mg. per injection), that was effective without causing toxicity to the animals. Importantly, the survival rate increased from 25% for controls to 75% for D2A21 treated animals.

An important outcome of these studies was the evidence of the multi-function activity of the D2A21 molecule. Additional animal studies are continuing to confirm the mechanism of action and to determine the correct dosage amount and form. Considerable toxicology and pharmacology tests have already been satisfactorily completed. Assuming continued progress, the Company anticipates initiating a Phase I clinical trial by the end of 2001.

SUPPORT FOR THE DEMEGEN CANCER PROGRAM: The Company has received considerable outside support for its cancer program. Researchers and clinicians at the University of Pittsburgh Cancer Institute, Duke University Medical Center, and the National Cancer Institute have given time, research, and counsel to help the Company develop this cancer therapeutic. Also, the Company has received over $1.5 million dollars in research grants from non-profit cancer foundations and institutes.


OTHER RESEARCH PROGRAMS

The bulk of the Company's research and development activities, as described above, are focused on products for topical infections, respiratory diseases, and solid cancer. Other research accomplishments indicate there are a number of logical extensions to these applications that will join the product pipeline. For example, another of the Company's compounds had demonstrated significant anti-fungal properties. This would be a natural extension of the topical gel product. Currently, there is an unmet medical need for neo-natal conjunctivitis which is caused by Chlamydia infections passed on by the mother. With a different formulation, this product application could be available for clinical trials by 2002. The respiratory results achieved thus far also indicate the Chronic Obstructive Pulmonary Disease (COPD), a $1 billion market, is a potential extension.

PHARMACEUTICAL DEVELOPMENT SCHEDULE

Human clinical trials are typically conducted in three sequential phases which may overlap. Phase I involves the initial introduction of the drug into human subjects or patients where the product is tested for safety, dosage, tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) identify possible adverse effects and safety risks, (ii) determine the efficiency of the product for specific, targeted indications, and (iii) determine dosage tolerance and optimal dosage. When Phase II evaluation demonstrates that the product may be effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage and clinical efficacy and to further test for safety in an expanded patient population at multiple clinical study sites. A pivotal Phase III trial is an adequate and well-controlled study which provides the primary basis for determining whether there is "substantial evidence" to support the claims of effectiveness for new drugs and forms the basis for a New Drug Application ("NDA"). The regulatory authority or the sponsor may suspend clinical trials at any point in this process if either entity concludes that clinical subjects are being exposed to an unacceptable health risk, that the trials are not being conducted in compliance with applicable regulatory requirements, or for other reasons.


AGRICULTURAL PRODUCTS

The application of biotechnology to agricultural crops is directed to the creation of differentiated, value-added plants and products that improve production, extend shelf life, prevent pathogenic disease, enhance nutritional value, and reduce the negative environmental impact of potentially hazardous chemicals. Genetically engineering crops accelerates the traditional, time consuming process of cross breeding of crops. In addition to speed, genetic engineering enables the designer to introduce characteristics that would most likely not be feasible with traditional techniques.

Perhaps the most fundamental driving force for these new crops is the basic recognition that the world's population is growing by over 50,000,000 people per year. At the same time, as economies improve in developing countries, the demand for food increases faster than the population, or its ability to produce it. The president of a large agricultural biotechnology company has stated that the output per acre will need to double in the next 30 years, just to maintain the current levels of hunger and malnutrition.

DISEASE RESISTANT CROPS

In November 1997, the Company concluded its first licensing agreement with Dow AgroSciences to utilize the Company's antimicrobial plant genes in developing disease resistant agricultural crops. The Company and Dow AgroSciences will also seek third party licensees in order to expand the use of the technology into a broad range of crops and geographic regions. The Company will receive royalty and milestone payments as well as sublicense fees.

The importance of the Company's technology is illustrated in the examples that follow. For many fungal diseases, chemical fungicides are the only treatment alternative and can add five to ten percent to the cost of the crop and pose serious environmental concerns. For other diseases, there are no treatments available and genetic engineering may be the only alternative.

One example is the recent outbreak of citrus canker in South Florida. Citrus canker is a highly contagious disease caused by the bacterium Xanthomonas axonopodis pathovar citri. It can destroy entire orchards; however, the disease poses no health risk to humans or animals. Canker manifests itself on the fruit as raised, brown, corky lesions, surrounded by yellow rings. Hundreds of thousands of citrus trees in South Florida have already been removed to stop the spread of canker. The state of Florida offers $100 to homeowners to help offset the cost of planting new trees. Producing trees that are genetically resistant to canker would take some time, but the long term benefits could be enormous.

Another example is Pierce's disease caused by Xylella fastidiosa. This bacterium kills grapevines by blocking their water transport system. An infected vine produces no crop and usually dies within two years. The disease ranges from North America through Central America and parts of South America. Pierce's disease has cost the California wine and grape industries millions of dollars in lost revenues (up to $20,000 per acre) since it began destroying grapevines in Napa and Sonoma counties several years ago. During severe outbreaks, losses to this disease may require major replanting. If it remains unchecked, the disease could also spread to citrus, almonds and ornamentals. In Florida and other southeastern states, the disease is considered to be the single most formidable obstacle to the growing of European grape varieties. Other strains of Xylella fastidiosa have been discovered, and almost all of these can cause leaf scorching of woody perennials such as American elm, maple, mulberry, or plum. In other plants, such as peach and alfalfa, the bacterium stunts the plant's growth.

An important fungal disease in the U.S. is late blight of potatoes caused by the fungus, Phytophthora infestans. The U.S. strain is a virulent "cousin" of the fungus that caused the Irish potato famine. It was first reported in the U.S. in the late 1980's and has spread up the East Coast from Florida to Maine, and as far west as Idaho and Oregon. The disease causes discoloration of the leaves accompanied by a secondary disease, downy mildew. The tubers may also be infected in the field or in storage, causing discoloration of the skin and a reddish brown dry rot extending into the tuber. Later, a slimy, foul smelling rot may destroy the tuber. The US-8 strain is now the most widely distributed form of late blight in the U.S. It is also the most problematic because of its resistance to metalaxyl, a fungicide commonly used to combat the fungus. Two additional factors compound the problem posed by the fungus. First, it is difficult to detect low levels of late blight in the field and unless it is detected early, the fungus does not respond to antifungal treatments. The second problem involves the lifecycle of the fungus. The late blight disease cycle of penetration, colonization, sporulation and dispersal can occur in less than five days.

One example of the effectiveness of the Company's technology was demonstrated by the USDA against Erwinia carotvora, commonly known as potato "soft rot". Soft rot affects tubers while in storage or in the soil prior to harvest and can decay the seed tubers or seed pieces after planting. Soft rots also cause the decay of numerous other fleshy fruits and vegetables, such as cucumbers, onions, tomatoes, and lettuce, and some ornamental plants, such as iris. Soft rot can cause extensive damage to potatoes in storage within a few hours.

The USDA's Agricultural Research Service in Albany, CA, conducted the field tests in the Ranger Russet potato using one of the Company's disease resistant plant genes. (The Company and the USDA have had five Cooperative Research and Development Agreements (CRADA), under which a number of projects have been conducted.)

The experiments conducted to test efficacy of soft rot protection indicated that those tubers which contain and express the Company genes almost totally resist rotting. After a five day incubation period, compared to the control, the amount of soft rot reduction ranged from 85% to 96%. This is a highly significant result that has not been achieved before in potatoes. Losses caused by soft rot diseases are estimated at 10% in the United States or about $300 million, and often much higher in other countries.

Most transgenic development for crop protection is targeted at replacing insecticides or increasing herbicide resistance. The Company's gene products primarily target bactericides and fungicides. The Company believes its success and patent position in controlling bacterial and fungal diseases is unique. Fungicide expenditures in the United States and the world are $550 million and $4.1 billion respectively. United States farmers purchase about $4 billion of seeds each year.

NUTRITION ENHANCED CROPS

Developing new engineered crops is a lengthy process. Development schedules are limited by their natural cycle time to produce crops. This can range from 4-6 months for vegetables to several years for tree crops. While one gene may work in many crops, the transformation process has to be done species by species, and, as with pharmaceuticals, a number of regulatory hurtles need to be satisfied.

While Dow AgroSciences is developing specific crops, it is expected that numerous partners for other crops will need to be engaged in order to realize the full potential of this technology. Efforts to date have focused on identification and selection of the most promising gene candidates. Some in plant successes have been reported by collaborators in such crops as apple, pear, potato and ornamentals.

The Company expects income from this technology will be derived from license fees and royalties, but material payments are not expected for several years.

In addition to disease resistance traits, the Company has invented "storage protein" or nutrition genes, which contain all the essential amino acids for healthy animal or human growth. The first field proof of concept was in sweet potatoes, under the direction of Dr. C.S. Prakash, Professor and Director of the Center for Plant Biotechnology at Tuskegee University. Sweet potatoes grown with the Company's nutrition genes produce all of the essential amino acids required for daily consumption. Remarkably, the overall protein levels in the sweet potatoes averaged over three times the normal levels.

One of the crops which historically valued additional protein is wheat for food uses. Standard wheat flour contains about 11% protein. Commercial users of flour often add wheat gluten to achieve a higher protein content. Wheat with a higher protein content, in the 14% to 17% range, can command premiums ranging from $.20 to $1.25 per bushel. Accordingly, a higher protein wheat offers a market opportunity of several hundred million dollars annually. The Company hopes to capitalize on this market opportunity.

The Company's nutrition technology will also be very important for U.S. and world animal feed producers. In the future, animal feed producers may be able to obtain the essential amino acids they require, in constructing their feed rations for poultry and swine, directly from corn, sorghum or even soybeans. The savings on their feed bill could be substantial, in addition to avoiding some of the problems that occur occasionally from the use of animal-based ingredients in feed rations.

Plants are generally deficient in the essential amino acids that all animals, including humans, need to grow and sustain health. Of the twenty essential amino acids humans need, our bodies can only synthesize about twelve. The other eight must be ingested regularly to sustain health. Infants and young children whose diets largely consist of plant-based foods, such as in many developing countries, are particularly at risk. Millions of young people die or suffer permanent mental and physical damage yearly as a result of insufficient essential amino acid intake. In developed countries, such crops could have considerable appeal to vegetarians.

Worldwide, the market for the Company's nutrition genes could easily be $1 billion in ten years. This technology, another example of Dr. Jaynes' design methodology, is also supported with an allowed United States patent and a number of additional filings.

The nutrition technology faces similar technological and regulatory hurtles as the disease resistance technology. In addition, the number of candidate crops in which the nutrition technology would apply is much smaller than that for disease resistance. On the other hand, higher protein crops should capture value later in the value chain, and, therefore, success in just a few crops offers significant potential.

The Company's main efforts, in conjunction with Dow AgroSciences, is focused on the identification and selection of lead genes, developing of analytical methods, and evaluation of regulatory factors. In 2000, the Company received $570,000 from Dow AgroSciences for research support and fees. In 2001, the Company expects to receive $640,000 for research support and fees. Significant milestone payments or royalties are not expected for several years.

GOVERNMENT REGULATION

Drug Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, production and marketing of the Company's proposed products. All of the Company's products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures in the United States by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, quality control, safety, labeling, storage, record-keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any of the Company's products and its ability to receive revenues therefrom. The Company has neither applied for nor received regulatory approval to market any products.

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

In order to clinically test, produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug, a company must file an IND and receive clearance from the FDA. The IND is a summary of the preclinical studies which were carried out to characterize the drug, including toxicity and safety studies, as well as an in-depth discussion of the human clinical studies which are being proposed. Approval of a local institution review board ("IRB") and informed consent of trial subjects is also required.

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

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA for approval of the marketing and commercial shipment of the product. The FDA may deny approval of an NDA if applicable regulatory criteria are not satisfied, or may require additional data. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy its criteria for approval. Once issued, a product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and it has the power to prevent or limit further marketing of a product based upon the results of these post-marketing programs.

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

New genetically enhanced crops are subject to extensive regulatory approval process that could include the FDA, the USDA, and the EPA and similar governmental agencies in other countries, not dissimilar to that faced by the pharmaceutical process.

There has been an increased resistance in Europe to genetically modified organisms ("GMO"). Some foreign governments have or are expected to mandate the disclosure on consumer products of the inclusion of GMOs. This has resulted in certain food processors requesting that their suppliers only provide them with non-genetically modified agricultural products. While there is an awareness of GMOs in the United States, it has not progressed to the point of other countries. In November 1999, a Bipartisan bill was introduced in Congress that would require labels identifying whether fresh produce or any ingredient in packaged foods was grown from genetically modified seed. Additionally, the FDA has signaled it is considering changes in genetically modified crops.

In 1999, there were some forty million hectares globally planted with transgenic crops, 43% more than in 1998. 72% of those crops were planted in the United States, with 84% of the total made up of soybean and corn. Despite this wide acceptance of these products, there is much negative emotion, especially in Europe. However, offsetting this emotion, the developing countries are starting to speak in favor of such crops because they see such crops as absolutely necessary methods to produce enough food to feed their people. Further, the Company believes that when crops that directly benefit people are demonstrated, such as the Company's high nutrition sweet potato, there will be more acceptance compared to crops that permit greater use of chemical herbicides. None the less, there is no assurance that the Company, its licensee, or any other partners will be successful in achieving regulatory approval.


ENVIRONMENTAL REGULATION

The Company does not incur significant costs in complying with federal or state environmental regulations due to the nature of its activities.


TECHNOLOGY BASE

The Company's technology was designed by Jesse M. Jaynes, Ph.D. Dr. Jaynes has over 15 years of peptide design experience and is a biochemist by training. Dr. Jaynes was the first to demonstrate and publish results showing that antimicrobial peptides had antifungal, anticancer and antiprotozoal activity and could also be used for enhanced plant disease resistance and enhanced animal disease resistance.

Dr. Jaynes is a Co-Founder of the Company and serves as Vice President of Research. The Company believes having a molecular architect as part of the management team distinguishes the Company from its peptide biotech competitors which have typically in-licensed their lead molecules. As a result, the Company has a structure and process in place for creating a pipeline of new molecular product applications.

Peptides with lytic properties occur in nature and are part of the natural immune systems of many animals, insects and plants. Over 300 natural peptides have been identified. The Company's core science is the ability to design molecules which are many times more powerful than those occurring in nature, with minimal toxicity. The Company's compounds range in length from 17 to 40 amino acids and they have no sequence homology to the peptides found in nature. In its discovery process, the Company has identified a number of characteristics, which, when incorporated into the design of a molecule, create compounds with unique properties. These design "rules" include parameters for charge density, length, amphipathy, hydrophobicity and spatial orientation. When optimized, these characteristics permit the ability to design molecules with increased specificity and activity, which means some are more effective against cancer than bacteria, for example.

Understanding the rules for creating the desired properties is an important aspect of the Company's core technology. The Company has identified several thousand different molecules which comprise several classes of molecules. This relatively small number represents the spectrum of molecules with the most desirable features and benefits compared to the hundreds of millions of potential combinations and permutations that could theoretically be created. The Company has created a large library of molecules from which new lead compounds can be selected as potential new drug candidates.


MECHANISM OF ACTION

In general, these kind of compounds are believed to act by disrupting the membrane or cell wall, thereby allowing fluids to enter the cell and cause the cell to be destroyed or lysed. Because healthy human cells have a more complex cytoskeletal structure, which a pathogenic cell does not possess, the healthy cell has the ability to repair any damage. In the case of bacteria, this method of action effectively precludes bacteria from mutating to avoid destruction, thereby giving the Company's compounds a competitive advantage over most other antibiotics where drug resistance is becoming a major problem. The Company's compounds are also effective directly against cancer cells. Cancer cells are, in effect, unhealthy cells, and therefore have weakened cytoskeletal structures.


ENGINEERED CROPS

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

Genetically engineering crops accelerates the traditional, time consuming cross breeding of crops. In addition to speed, genetic engineering enables the designer to introduce characteristics, in particular, pest and disease resistance, which would most likely not be feasible with traditional techniques. Although plant genetic engineering still faces regulatory hurdles, there have been significant recent breakthroughs in acceptability of biologically enhanced crops. Bt genes, which protect plants from harmful insects (Monsanto, Dow AgroSciences and others), highlight the major efforts underway to genetically modify plants.

The Company has also designed another type of plant gene, a custom designed storage protein which has significant potential for improving animal feeds as well as human nutrition, by improving the amino acid profile of various food and feed crops. Recent independent results indicate that the total protein content, not just the deficient amino acids, could be increased four fold.

The principal goal in plant protein design has historically been to increase one or two individual amino acids. These approaches have generally not been successful because they were unable to stabilize sufficient quantities of the target proteins. Dr. Jaynes took a broader approach and built upon the structural requisites he used to design proteins with anti-bacterial traits.

Dr. Jaynes designed a protein molecule which, when produced by the plant, would produce the eight most essential amino acids needed by humans, and offsetting those in which the crops, on average, were most deficient. A key step was to create a molecular structure that mimics a natural plant storage protein's ability to form stable aggregates and accumulate within the plant cell. This design concept, ASP ("Artificial Storage Protein") achieved the goal of a qualitative improvement in protein content. The structural arrangement also facilitates the bioavailability of the essential amino acids by setting up targets for the main digestive enzymes of the mammalian gut, and thereby breaking down the protein into its constituent amino acids.

The design concept developed by Dr. Jaynes also accomplished a quantitative increase in total protein content. Normally a plant produces a variety of proteins. Many of these are broken down to accomplish various plant tasks and the plant produces new proteins. The ASP gene reduces this "turnover" (loss of protein) of the natural proteins within the plant, thereby allowing for greatly increased protein content. The reasons for the turnover reduction are not yet understood, but the result of inserting an ASP gene yields significant qualitative and quantitative improvement in protein content without degradation of other important characteristics.

Building on the ASP success, Dr. Jaynes has established a design methodology for optimizing a given crop for a given application, e.g. corn that satisfies the specific feeding requirements of hogs.

In 1999, there were some forty million hectares globally planted with transgenic crops, 43% more than in 1998. 72% of those crops were planted in the United States, with 84% of the total made up of soybean and corn. Despite this wide acceptance of these products, there is much negative emotion, especially in Europe. However, offsetting this emotion, the developing countries are starting to speak in favor of such crops because they see such crops as absolutely necessary methods to produce enough food to feed their people. An article headline in the October 2000 New York Times illustrates this point: "China Rushes to Adopt Genetically Modified Crops". China has approved the release of more than 100 genetically engineered crops, double the number released in the United States. Further, the Company believes that when crops that directly benefit people are demonstrated, such as the Company's high nutrition sweet potato, there will be more acceptance compared to crops that permit greater use of chemical herbicides.

PRODUCTION

One of the impediments for peptide therapeutics has been cost of goods. One estimate for synthesizing 20kg was $350 per gram, with the expectation of achieving $250 per gram. A recent article by one producer predicted $40-$120 per gram. For some diseases, such as for treating cancer, these levels may be satisfactory. Other products may require much lower cost. Because of the increased interest in protein therapeutics, the number of alternate production methods has exploded. The production systems include bacterial, fungal, yeast, milk, eggs, algae, and plants. Although the Company has not selected a production method yet, discussions with some of the providers of alternate methods indicate that costs could eventually be less than $10 per gram.

Compared to many peptides, D2A21, the Company's lead compound is relatively easy to make. Because it is active at very low concentrations, the Company believes it would be competitive in the marketplace for treating cancers and severe infections. For an application that would require larger quantities, such as a vaginal gel, the cost would need to be substantially even lower. The Company expects to enter into a relationship with a company that has the capability to produce the Company's compounds at very low cost.

The peptides for preclinical and initial clinical development activities have been manufactured by Multiple Peptide Systems ("MPS") of San Diego, California, using a manufacturing method based on currently available solid phase peptide synthesis technology. The development of specifications and establishment of analytical methods is being carried out jointly by MPS and the Company. The Company is currently negotiating with a contract manufacturer to produce the Company's clinical supplies.


PATENTS

The Company has been awarded twelve (12) United States patents. The Company has also filed a number of United States patent applications, as well as corresponding applications in the PCT and foreign countries. The Company's patent strategy is to strive for broad coverage for a class of molecules for a wide range of diseases in humans, animals, and plants.

For its agricultural applications, the Company has acquired the right to three
(3) U.S. and three (3) international patents from Louisiana State University ("LSU"). These patents include broad claims for conferring bacterial and fungal resistance in plants. Dr. Jesse M. Jaynes, the Company's Vice President of Research, was the principal inventor on these patents when he was a professor and researcher at LSU. These patents also carry early filing dates, thereby giving the Company a very strong patent position in the disease resistant plant area. One of the patents also licensed to the Company provides broad coverage for nutrition enhancement technology issued in September 1998. The Company has also been assigned Dr. Jaynes' rights to patents related to earlier work at LSU.





                                 DEMEGEN PATENTS

--------------------- ----------------- -----------------------------------------------------------------------
                           ISSUE                                     PATENT TITLE
     PATENT NO.            DATE
--------------------- ----------------- -----------------------------------------------------------------------

    US 6,084,156           7-4-00       Plants Producing Lytic Peptides (expires June 17, 2011)
--------------------- ----------------- -----------------------------------------------------------------------

    US 6,018,102          1-25-00       Ubiquitin-Lytic Peptide Fusion Gene Constructs, Protein Products
                                        Deriving Therefrom, and Methods of Making and Using Same (expires
                                        October 8, 2013)
--------------------- ----------------- -----------------------------------------------------------------------

    US 6,001,805          12-14-99      Method of Enhancing Wound Healing by Stimulating Fibroblast and
                                        Keratinocyte Growth in Vivo Utilizing Amphipathic Peptides (expires
                                        March 17, 2015)
--------------------- ----------------- -----------------------------------------------------------------------

    US 5,968,904          10-19-99      Modified Arginine containing Lytic Peptides and Method of Making the
                                        Same by Glycoxylation (expires November 8, 2013)
--------------------- ----------------- -----------------------------------------------------------------------

    US 5,955,573          9-21-99       Ubiquitin-Lytic Peptide Fusion Gene Constructs, Protein Products
                                        Deriving Therefrom, and Methods of Making and Using Same (expires
                                        July 22, 2014)
--------------------- ----------------- -----------------------------------------------------------------------

--------------------- ----------------- -----------------------------------------------------------------------
                           ISSUE                                     PATENT TITLE
     PATENT NO.            DATE
--------------------- ----------------- -----------------------------------------------------------------------

   US 5,811,654*          9-22-98       Plants Genetically Enhanced for Nutritional Quality (expires July 25,
                                        2006)
--------------------- ----------------- -----------------------------------------------------------------------

    US 5,773,413          6-30-98       Method of combating Mammalian Neoplasias, and Lytic Peptides Therefor
                                        (expires February 10, 2015)
--------------------- ----------------- -----------------------------------------------------------------------

    US 5,744,445          4-28-98       Method of Treating Pulmonary Disease States with Non-Naturally
                                        Occurring Amphipathic Peptides (expires April 28, 2015)
--------------------- ----------------- -----------------------------------------------------------------------

    US 5,717,064          2-10-98       Methylated Lysine-Rich Lytic Peptides and Method of Making Same by
                                        Reductive Alkylation (expires February 10, 2015)
--------------------- ----------------- -----------------------------------------------------------------------

   US 5,597,946*          1-28-97       Method for Introduction of Disease and Pest Resistance Into Plants
                                        and Novel Genes Incorporated Into Plants Which Code Therefor (expires
                                        January 28, 2014)
--------------------- ----------------- -----------------------------------------------------------------------

   US 5,597,945*          1-28-97       Plants Genetically Enhanced for Disease Resistance (expires January
                                        28, 2014)
--------------------- ----------------- -----------------------------------------------------------------------

    US 5,561,107          10-1-96       Method of Enhancing Wound Healing by Stimulating Fibroblast and
                                        Keratinocyte Growth in Vivo Utilizing Amphipathic Peptides (expires
                                        October 1, 2013)
--------------------- ----------------- -----------------------------------------------------------------------

* Patents in-licensed from Louisiana State University




COMPETITION

There are at least forty other biotechnology companies who are developing peptide compounds for antimicrobial or anti-cancer applications. Through the Internet, the Company regularly monitors patents, press announcement, and publications in order to be informed about the Company's fields of technology and the actions of competitors. These companies include: Applied Microbiology, Cubist Pharmaceuticals, Intrabiotics, Magainin Pharmaceuticals, Micrologix Biotech, Microcide Pharmaceutical, Inc., Periodontix and Xoma Corporation. The market capitalization of these companies ranges from $30 million to $1.4 billion. While not every competitor has been evaluated, based on the reviews that have been conducted thus far, the Company believes it has a solid position and a number of unique characteristics, and has achieved its current level of accomplishment with relatively modest spending. In comparing the Company to other peptide companies, the following are general observations:

There are two broad classes of competitors - other companies using a peptide technology platform, and companies using other technology platforms to address the same diseases. To our knowledge, there are at least 40 peptide companies focused on at least some twenty disease indications. For each disease indication, there can be dozens of non-peptide companies with other technologies.

Defining peptide competitors is not obvious. The types of peptides in the Company's portfolio are often referred to as lytic or antimicrobial peptides ("AMP"). Many peptide companies have their own name for compounds that purportedly perform similar functions to the Company's. Heretofore, there have not yet been any approved AMP peptide products. Other companies do not consider their peptides in this class at all, yet a review of their documents show examples of pore-forming mechanisms that are typically ascribed to AMPs. The Company's recent work indicates that at least some of these molecules or their fragments perform in a way that is very different than is viewed as typical of AMPs. (This suggests that the Company's next generation of molecules may be more related to a different set of peptide competitors than has been traditionally thought.)

Among the peptide companies, several are working on a number of different disease areas, making summarization difficult, but in general the efforts are directed as follows:

         Cancers                    26%
         Bacteria                   18%
         Viral                      14%
         Autoimmune                 11%
         Wound care                  8%
         Cardiovascular              8%
         Inflammation                8%
         Diabetics                   8%


In general, most peptide companies, unlike the Company, have in licensed their initial lead compounds and few have in-house capability to generate new leads.


EMPLOYEES

The Company currently has nine employees but also supports, directly or indirectly, some twenty researchers at academic and other research institutions. These academic and other research institutions are the recipients of SBIR grants requested by the Company, are performing pre-clinical research and/or assisting the Company with its study of its peptides.


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

The Company has two licenses in place for its agricultural technology, disease resistance and nutritional enhancement, to Dow AgroSciences which has produced historic revenue streams and will continue to produce revenue as Mycogen proceeds towards commercialization of these technologies. The Company is focusing its pharmaceutical efforts upon therapies to prevent or treat bacterial diseases and cancer which it expects to license to a major pharmaceutical firm, when the therapeutic will be either in Phase II or entering Phase III clinical trials. The Company does not have any formal agreements with pharmaceutical firms at this time.

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

The majority of the Company's application research is conducted by independent labs, academic and research institutions and commercial partners. The Company's laboratory focuses primarily on research related to the Company's core technologies in assisting Dow AgroSciences in an ancillary capacity with the development and commercialization of the agricultural technologies.

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




Fiscal            December 31               March 31           June 30           September 30
------            -----------               --------           -------           ------------

2000

High                  $0.33                   $1.53             $1.00               $0.65
Low                   $0.19                   $0.29             $0.53               $0.46


1999

High                  $0.51                   $0.51             $0.63               $0.44
Low                   $0.21                   $0.32             $0.29               $0.24




At December 2, 2000, there were 503 holders of record of 32,304,778 shares of Common Stock, exclusive of holders which maintain their ownership in "Street-Name" at brokerage houses, and one holder of record of 4,444,444 shares of Preferred Stock. There are approximately 1,526 stockholders which hold their ownership in street name.


                                    PART II

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain financial data for, and as of the end of, the years ended September 30, 2000, 1999, 1998, 1997, and 1996 and for the period December 6, 1991 (inception) to September 30, 2000:




                                                                                                                    December 6
                                                               Year Ended September 30,                          1991 (Inception)
                                   ----------------------------------------------------------------------------  to September 30,
                                       2000            1999            1998            1997             1996           2000
                                       ----            ----            ----            ----             ----     ----------------

STATEMENT OF OPERATIONS DATA:

Grant and Other Income             $    763,765    $  1,118,576    $  1,376,918    $    764,834    $    271,777    $  4,580,262

Total Expenses                        2,419,247       2,456,318       3,370,671       1,708,607       2,841,255      19,011,011

Net Loss                             (1,655,482)     (1,337,742)     (1,993,753)       (943,773)     (2,569,478)    (14,430,749)

Net Loss per Share (dilutive)                      $      (0.06)   $      (0.06)   $      (0.13)   $      (0.05)   $      (0.17)

Dividends per Share                                $       0.00    $       0.00    $       0.00    $       0.00    $       0.00

Weighted Average Number
   of Common Shares
   Outstanding                       29,759,153      26,255,104      23,867,091      19,537,047      15,479,889

BALANCE SHEET DATA:


Cash & Cash Equivalents            $  1,825,352    $    583,585    $  1,686,658    $    310,252    $     19,266

Working Capital (deficiency)          1,413,408           6,849       1,329,541      (1,498,477)     (2,754,591)

Total Assets                          2,311,592       1,084,505       2,114,750         651,963         156,147

Long-term obligations                   360,180         203,147                             -0-             -0-             -0-
Deficit accumulated during
   development stage                (16,039,877)    (14,119,462)    (12,523,358)     (9,443,772)     (8,499,999)

Redeemable convertible preferred
   Stock                              2,033,787       1,768,846       1,510,484                             -0-             -0-
Shareholders' Equity
   (Deficit)                           (633,989)     (1,555,934)       (122,130)     (1,158,216)     (2,642,523)

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


RESULTS OF OPERATION

SEPTEMBER 30, 2000 VS 1999

In the year ended September 30, 2000 (Fiscal 2000), grants and other income decreased to $0.8 million from $1.1 million in the year ended September 30, 1999 (Fiscal 1999). This decrease was due to the absence in the current year of grants as compared to the prior year. In Fiscal 2000, the Company received a $150,000 program related loan from a local charity. Had this been a grant, revenues between the two years would have been more comparable. The Fiscal 2000 revenue was from licensing fee and research funding received from Dow Agro Sciences as part of a license entered into during Fiscal 1998.

Total expenses decreased by $0.35 million in the current year, exclusive of the $0.31 million non-cash charge in the Fiscal 2000 period for the compensation package to retain the new Chief Operating Officer - Pharmaceutical Products.

Research and development expenses decreased by $0.26 million, excluding the aforementioned non-cash charge, as the Company pursued starting Phase I clinical trials early in Fiscal 2001 for its infected burn and infected wound therapeutic.

General and administrative expenses decreased slightly to $0.7 million in Fiscal 2000 from $0.8 million in Fiscal 1999. Depreciation and amortization remained relatively constant in the two fiscal years as both periods included the costs associated with the new laboratory at the Company's new Pittsburgh office.

The Company did not have a federal or state income tax provision in either Fiscal 2000 or 1999 due to the loss recorded in each period.

The amounts described above resulted in a net loss of $1.66 million for Fiscal 2000. The net loss would have been $1.25 million if the aforementioned non-cash charge was excluded. The net loss for Fiscal 1999 was $1.34 million.


SEPTEMBER 30, 1999 VS 1998

In the year ended September 30, 1999 (Fiscal 1999), grants, license fees and other income was $1.1 million compared to $1.4 million in the year ended September 30, 1998 (Fiscal 1998). The Fiscal 1999 revenue was primarily due to a $0.5 million licensing fee and research funding received from Dow AgroSciences as part of the modification of its license agreement providing Dow Agro Sciences with an additional license for the Company's agricultural nutrition technologies. Additionally, a cancer charity made a grant of $0.375 million during the Fiscal 1999 period as part of an ongoing program to fund the Company's development of cancer fighting drugs. During the Fiscal 1998 period, revenue of $0.9 million was received from Dow AgroSciences relative to the initial license for the Company's agricultural disease resistance technologies. Additionally a grant of $0.25 million was received from the aforementioned cancer charity.

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


LIQUIDITY AND CAPITAL RESOURCES

FISCAL 2000

During the year ended September 30, 2000, the Company's cash increased by $1.2 million. Net cash provided by financing activities of $2.5 million was partially offset by a $1.1 million of net cash utilized by operating activities and $0.1 million of net cash utilized by investing activities.

Cash from financing activities was generated from $2.4 million of net proceeds from the private placement of securities and $0.15 million received from a local foundation in the form of a note payable. The loan matures on February 28, 2005 with interest at 5%. The loan is to fund program related research.

Cash utilized in operating activities was caused by the net loss of $1.66 million and a $0.09 million decrease in unearned revenue. This was partially offset by $0.13 million of depreciation and amortization, $0.16 million of stock issued for services, $0.04 million for the amortization of the deferred compensation component of shareholders' equity, the $0.26 million non-cash charge for the compensation package to retain the new Chief Operating Officer - Pharmaceutical Products and a $0.04 million of stock issued for compensation.

Cash utilized by investing activities was primarily due to a $0.11 million increase in intangible assets due to the capitalization of patent related expenses.


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

FISCAL 1998

During the year ended September 30, 1998, the Company's cash and cash equivalents increased by $1.4 million to $1.7 million. Net cash provided by financing activities of $1.6 million was partially offset by a $0.01 million of net cash utilized by operating activities and $0.14 million of net cash utilized by investing activities.

Specifically, cash inflows from financing activities included the $1.9 million net proceeds from the issuance of preferred stock and warrant to the CEO Venture fund in June 1998. Additionally, $0.09 million was realized from the exercise of stock options. These sources of funds were partially offset by a $0.41 million decrease in payables to related parties.

The $0.1 million of cash utilized by operating activities consisted of the net loss of $2.0 million and a decrease of $0.21 million in accounts payable and other liabilities offset by the $1.7 million of non-cash compensation related to the issuance of below market stock options issued to employees and directors that vested during the year, $0.12 million of depreciation and amortization, $0.09 million of stock issued for services and a $0.18 million increase in unearned revenue relating to the $0.3 million three year administration fee paid to the Company in October 1997 by Mycogen.

The $0.14 million of cash utilized by investing activities relates to $0.05 million for the purchases of property, plant and equipment and $0.08 million of patent costs capitalized as intangible assets in the current year.

Prospective Information

The Company believes that it has adequate liquidity to fund its operations in Fiscal 2001 if the expected milestones, research support, license, sub-license and equity financing payments are received as expected. Should the expected payments either be delayed or not forth coming, the Company would take the necessary actions to scale back its level of expenditures, primarily research expenditures associated with new projects, to maintain sufficient cash flow to fund basic operations. On a long term basis, it will be necessary for the Company to access additional funding so that it can continue to fund the Phase I and Phase II testing of its therapeutic agents. This funding may be in the form of a private placement of equity securities or a secondary issuance of securities into the market.

The Company intends to pursue the acquisition/merger of biotechnology companies with similar technologies to increase the range of potential product offerings that the Company will have to push through the clinical trial pipeline and to broaden its exposure to potential partners.


ITEM 7a - QUANTITATIVE AND QUALITATIVE MARKET RISK

None


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the registrant and the report of Ernst & Young LLP are submitted under Item 14 of this report beginning on page F-1.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Not applicable

                                    PART III

The information called for by Part III (Items #10, 11, 12 and 13) is incorporated herein by reference to the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.


ITEM 14 - FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

a. Each of the following items are contained in the Company's financial statements and are set forth herein beginning on page F-1.

         (i)      Report of Ernst & Young LLP, Independent Auditors

         (ii)     Balance Sheets as of September 30, 2000 and 1999

         (iii) Statements of Operations for the Years Ended September 30, 2000, 1999 and 1998 and for the period December 6, 1991 (inception) to September 30, 2000

         (iv) Statements of Shareholders' Deficit for the Years Ended September 30, 2000, 1999 and 1998 and for the period December 6, 1991 (inception) to September 30, 2000

         (v) Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998 and for the period December 6, 1991 (inception) to September 30, 2000

         (vi)     Notes to Financial Statements

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

4.3 Warrant to Purchase Common Stock, dated June 15, 1998, between the Registrant and the Registrant and the CEO Venture Fund III filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

4.4 Shareholders' Agreement, dated June 15, 1998, by and among the Company, Richard Ekstrom, Jesse Jaynes and the CEO Venture Fund III filed as Exhibit to the registrant's Form 10, is incorporated herein by Reference

4.5 Supplemental Agreement between Demegen, Inc. and CEO Venture Fund III, dated February 8, 2000 concerning Warrant No. 1 held by CEO Venture Fund, filed as Exhibit 4 to the registrant's Quarterly Report on Form 10-QSB, for the quarter ended Mnarch 31, 2000 is incorporated herein by reference

4.6      Supplemental Agreement to Purchase Units of Demegen, Inc. filed as
         Exhibit 4 a. to the registrant's Current Report on Form 8-K, dated April 5, 2000,, is incorporated herein by reference

4.7 Supplemental Agreement to Purchase Common Shares of Demegen, Inc. filed as Exhibit 4 b. to the registrant's Current Report on Form 8-K, dated April 5, 2000,, is incorporated herein by reference

10.1 License and Royalty Agreement, effective May 1, 1997, between the Registrant and Louisiana State University filed as Exhibit to the registrant's Form 10, is incorporated herein by reference*

10.2 Restated Demeter-Mycogen License and Royalty Agreement, effective September 23, 1997, between the Registrant and Mycogen Corporation filed as Exhibit to the registrant's Form 10, is incorporated herein by reference*

10.3 Addendum to Restated Demeter-Mycogen License and Royalty Agreement, effective November 13, 1998, between the Registrant and Mycogen Corporation filed as Exhibit to the registrant's Form 10, is incorporated herein by reference*

10.4 Employment Agreement, dated June 15, 1998, between the Registrant and Richard D. Ekstrom filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.4-1 Employment Agreement, dated November 1, 1995, between the Registrant and Richard D. Ekstrom filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.5 Employment Agreement, dated June 15, 1998, between the Registrant and Jesse M. Jaynes filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.6 Employment Agreement, dated June 15, 1998, between the Registrant and James E. Thornton filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.7 Compensation Release Agreements dated September 19, 1997 filed as Exhibit to the registrant's Form 10, is incorporated herein by reference:

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

         a)  Konrad M. Weis, Ph.D.

         b)  John Bridwell

         c)  James Colker

10.24 Assignment of Option dated May 1, 1999 by and among James Colker, CEO Venture Fund III and Demegen, Inc. filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.25 Stock Option Agreement dated May 24, 1999 with Robert E. Hannan filed as Exhibit to the registrant's Form 10-KSB for the year ended September 30, 1999, is incorporated herein by reference

10.26 James E. Thornton Termination Agreement dated August 23, 1999 filed as Exhibit to the registrant's Form 10-KSB for the year ended September 30, 1999, is incorporated herein by reference

10.27 Stock Option Agreement dated November 19, 1999 with Jerry B. Hook filed as Exhibit to the registrant's Form 10-KSB for the year ended September 30, 1999, is incorporated herein by reference

10.28    Employment Agreement, dated March 6, 2000, between the Registrant and
         S. Robert Fatora filed as Exhibit to the registrant's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2000 is incorporated herein by reference

24.      Power of Attorney

27.      Financial Statement Schedules

* Certain portions of this exhibit have been omitted based upon a request for Confidential Treatment. The non-public information has been filed with the Commission.


c.  Reports on Form 8-K

   The registrant did not file any Current Reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Demegen, Inc.

Date: December 14, 2000

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


Date: December 14, 2000            By: /s/ Richard D. Ekstrom
                                       -----------------------
                                   Richard D. Ekstrom
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

Date: December 14, 2000            By: /s/ Jesse M. Jaynes, Ph.D.
                                       ---------------------------
                                   Jesse M. Jaynes, Ph.D.
                                   Vice President and Director

Date: December 14, 2000             By: /s/ James Colker
                                       -----------------
                                   James Colker
                                   Director

Date: December 14, 2000            By: /s/ John Bridwell
                                       ------------------
                                   John Bridwell
                                   Director

Date: December 14, 2000            By: /s/ Konrad M. Weis, Ph.D.
                                       --------------------------
                                   Konrad M. Weis. Ph.D.
                                   Director

Date: December 14, 2000            By: /s/ Robert E. Hannan
                                       --------------------------
                                   Robert E. Hannan
                                   Director

Date: December 14, 2000            By: /s/ Jerry B. Hook, Ph.D.
                                       ---------------------------
                                   Jerry B. Hook, Ph.D.
                                   Director

[ERNST & YOUNG LLP LETTERHEAD]



                         Report of Independent Auditors

Board of Directors
Demegen, Inc.

We have audited the accompanying balance sheets of Demegen, Inc. (a development stage company) as of September 30, 2000 and 1999, and the related statements of operations, shareholders' deficit, and cash flows for the years ended September 30, 2000, 1999 and 1998 and for the period from December 6, 1991 (inception) through September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from December 6, 1991 (inception) through September 30, 1994, were audited by other auditors whose report dated November 10, 1994, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the entity's ability to continue as a going concern, that is not included in our current report as the result of additional financing obtained by the Company. The financial statements for the period December 6, 1991 (inception) through September 30, 1994, include total revenues and net loss of $1,116,800 and $3,056,682, respectively. Our opinion on the statements of operations, shareholders' deficit, and cash flows for the period December 6, 1991 (inception) through September 30, 2000, insofar as it relates to amounts for prior periods through September 30, 1994, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Demegen, Inc. (a development stage company) at September 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended September 30, 2000, 1999, and 1998, and for the period from December 6, 1991 (inception) through September 30, 2000, in conformity with generally accepted accounting principles.


                              /s/ ERNST & YOUNG LLP


Pittsburgh, PA
November 17, 2000

                                  Demegen, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                          SEPTEMBER 30
                                                                   2000                  1999
                                                         --------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                                    $1,825,352            $  583,585
   Accounts receivable                                              22,409                22,546
   Prepaid expenses and other current assets                            --                 2,057
                                                         --------------------------------------------
Total current assets                                             1,847,761               608,188

Property and equipment:
   Furniture and equipment                                         201,389               195,786
   Computer hardware and software                                  164,412               165,758
                                                         --------------------------------------------
                                                                   365,801               361,544
   Less accumulated depreciation and amortization                 (208,971)             (151,219)
                                                         --------------------------------------------
                                                                   156,830               210,325
Intangible assets:
   Licenses                                                        245,000               245,000
   Patents                                                         359,837               248,436
                                                         --------------------------------------------
                                                                   604,837               493,436
Less accumulated amortization                                     (297,836)             (227,444)
                                                         --------------------------------------------
                                                                   307,001               265,992

                                                         --------------------------------------------
Total assets                                                    $2,311,592            $1,084,505
                                                         ============================================



                                                                          SEPTEMBER 30
                                                                   2000                  1999
                                                         --------------------------------------------


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts Payable                                        $    263,303             $    354,988
   Accrued payroll                                               97,261                   28,442
   Unearned revenue                                                  --                   91,667
   Current portion of notes payable                              42,000                   63,558
   Other liabilities                                             31,789                   62,684
                                                         --------------------------------------------
Total current liabilities                                       434,353                  601,339

Notes payable                                                   360,180                  203,147
Other                                                           117,261                   67,107
                                                         --------------------------------------------
Total liabilities                                               911,794                  871,593

Commitments and contingency

Redeemable convertible preferred stock, $.001 par value--
   40,000,000 shares authorized; 4,444,444 shares issued
   and outstanding                                            2,033,787                1,768,846

Shareholders' deficit:
   Common stock, $.001 par value--100,000,000 shares
     authorized; 32,304,778 and 26,361,899 shares
     issued and outstanding at September 30, 2000 and
     September 30, 1999, respectively                            32,305                   26,362
   Warrants                                                   1,287,004                  497,000
   Deferred Compensation                                       (343,999)                      --
   Subscription receivable                                     (188,511)                      --
   Additional paid-in capital                                14,619,089               12,040,166
   Deficit accumulated during the development stage         (16,039,877)             (14,119,462)
                                                         --------------------------------------------
Total shareholders' deficit                                    (633,989)              (1,555,934)
                                                         --------------------------------------------
Total liabilities and shareholders' deficit                $  2,311,592             $  1,084,505
                                                         ============================================


See accompanying notes.

                                  Demegen, Inc.
                          (A Development Stage Company)

                            Statements of Operations



                                                                                                    PERIOD FROM
                                                                                                  DECEMBER 6, 1991
                                                                                                   (INCEPTION) TO
                                                         YEAR ENDED SEPTEMBER 30                    SEPTEMBER 30,
                                                2000               1999                1998             2000
                                        ----------------------------------------------------------------------------

Income:
   License                                  $   220,000        $   350,000        $   906,651         $  1,576,651
   Grant and other                              472,432            708,475            425,398            2,827,308
   Interest                                      71,333             60,101             44,869              176,303
                                        ----------------------------------------------------------------------------
Total income                                    763,765          1,118,576          1,376,918            4,580,262

Expenses:
   Research and development                   1,560,981          1,513,680            880,965            7,053,866
   General and administrative                   709,533            784,891          2,338,817           10,382,152
   Interest                                      14,207              3,140             28,295              996,931
   Depreciation and amortization                134,526            154,607            122,594              578,062
                                        ----------------------------------------------------------------------------
Total expenses                                2,419,247          2,456,318          3,370,671           19,011,011
                                        ----------------------------------------------------------------------------
Net loss                                     (1,655,482)        (1,337,742)        (1,993,753)         (14,430,749)

Preferred dividend and accretion
    amounts                                    (264,933)          (258,362)        (1,085,833)          (1,609,128)
                                        ----------------------------------------------------------------------------

Net loss applicable to common stock         $(1,920,415)       $(1,596,104)       $(3,079,586)        $(16,039,877)
                                        ============================================================================

Net loss per common share, basic and
   diluted                                  $    ($0.06)       $     (0.06)       $     (0.13)
                                        ============================================================================

Weighted average common stock
   outstanding                               29.759,153         26,255,104         23,867,091
                                        ============================================================================


See accompanying notes.

                                  Demegen, Inc.
                          (A Development Stage Company)

                       Statements of Shareholders' Deficit

                                                                                                 COMMON STOCK
                                                                           AVERAGE     ----------------------------------
                                                                            PRICE
                                                                          PER SHARE        SHARES            AMOUNT
                                                                        -------------------------------------------------
   Acquired in merger with Excelsior Capital Corporation                                 10,743,571       $    10,744
   Loss from inception (December 6, 1991) to September 30, 1992                                  --                --
   Capital contributed by a shareholder                                                          --                --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                       $   .62           439,045               439
   Payment of debt with stock warrants                                                           --                --
   Payment of interest with stock warrants                                                       --                --
   Issuance of receivable from officer                                                           --                --
   Net loss for the year                                                                         --                --
                                                                                       ------------------------------
Balance at September 30, 1993                                                            11,182,616            11,183
   Proceeds from the sale of unrestricted shares by shareholders
     in exchange for restricted shares                                        .75           691,738               692
   Issuance of stock for consulting services                                 1.54            58,336                58
   Issuance of stock subscriptions for loan origination fee                  1.14           131,250               131
   Payment of interest with stock warrants                                                       --                --
   Net loss for the year                                                                         --                --
                                                                                       ------------------------------
Balance at September 30, 1994                                                            12,063,940            12,064
   Proceeds from the sale of restricted common shares                        1.06           193,133               193
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                                     171,694               172
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                          2.18                --                --
   Issuance of restricted shares for payment of services/compensation         .89           402,251               402
   Issuance of warrants                                                                          --                --
   Payment of interest with stock warrants                                                       --                --
   Net loss for the year                                                                         --                --
                                                                                       ------------------------------
Balance September 30, 1995                                                               12,831,018            12,831
   Proceeds from the sale of common shares                                    .70           683,250               683
   Issuance of shares for payment of services/compensation                    .60           890,868               891
   Issuance of shares in settlement of outstanding debt
     and other obligations                                                    .47         4,468,285             4,468
   Payment of interest with warrants                                                             --                --
   Net loss for the year                                                                         --                --
                                                                                       ------------------------------
Balance at September 30, 1996                                                            18,873,421            18,873
   Proceeds from the sale of restricted and unrestricted common shares        .36           340,000               340
   Issuance of shares for payment of services/compensation                    .41         1,178,258             1,178
   Issuance of shares in exchange for patent and technology license           .35           700,000               700
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                                     162,720               163
   Exchange of amounts due to related parties for restricted shares           .33           450,000               450
   Exchange of redemption right of related party for additional
     restricted shares                                                        .33           145,000               145
   Settlement of amounts due to related parties through debt
     forgiveness and issuance of shares                                                          --                --
   Net loss for the year                                                                         --                --
                                                                                       ------------------------------
Balance at September 30, 1997                                                            21,849,399            21,849
   Proceeds from exercise of stock options                                $   .05         1,750,000             1,750
   Compensation expense from Stock option activity                                               --                --
   Issuance of warrants                                                                          --                --
   Allocation of conversion feature of redeemable convertible
     preferred stock                                                                             --                --
   Accretion of conversion feature of redeemable convertible
     preferred stock                                                                             --                --
   Dividends on redeemable convertible preferred stock                                           --                --
   Accretion of redeemable convertible preferred stock                                           --                --
   Issuance of shares for payment of collaborators                        $   .47            20,000                20
   Settlement of employee litigation                                      $   .36         1,975,000             1,975
   Issuance of shares for services                                        $   .47           187,500               188
   Issuance of additional shares to venture capital funds and
     individual investors                                                                    85,000                85
   Net loss for the year                                                                         --                --
                                                                                       ------------------------------
Balance at September 30, 1998                                                            25,866,899            25,867


   Dividends on redeemable convertible preferred stock                                           --                --
   Accretion of redeemable convertible preferred stock                                           --                --
   Proceeds from exercise of Stock options                                $   .05           350,000               350
   Issuance of shares for services                                        $  0.46           145,000               145
   Extension of expiration date of stock option                                                  --                --
   Net loss for the year                                                                         --                --
                                                                                       ------------------------------
Balance at September 30, 1999                                                            26,361,899            26,362


   Dividends on redeemable convertible preferred stock                                           --                --
   Accretion of redeemable convertible preferred stock                                           --                --
   Proceeds from sale of common stock and warrants, net of
      Issuance costs of $126,783                                          $  0.50         5,566,004             5,566
   Issuance of shares and options for services/compensation               $  0.88           376,875               377
   Amortization of stock based compensation                                                      --                --
   Net loss for the year                                                                         --                --
                                                                                       ------------------------------
Balance at September 30, 2000                                                            32,304,778       $    32,305
                                                                                       ==============================


                                                                                                     DEFERRED
                                                                                 WARRANTS          COMPENSATION
                                                                             ----------------------------------
   Acquired in merger with Excelsior Capital Corporation                        $        --        $        --
   Loss from inception (December 6, 1991) to September 30, 1992                          --                 --
   Capital contributed by a shareholder                                                  --                 --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                                      --                 --
   Payment of debt with stock warrants                                                   --                 --
   Payment of interest with stock warrants                                               --                 --
   Issuance of receivable from officer                                                   --                 --
   Net loss for the year                                                                 --                 --
                                                                                ------------------------------
Balance at September 30, 1993                                                            --                 --
   Proceeds from the sale of unrestricted shares by shareholders
     in exchange for restricted shares                                                   --                 --
   Issuance of stock for consulting services                                             --                 --
   Issuance of stock subscriptions for loan origination fee                              --                 --
   Payment of interest with stock warrants                                               --                 --
   Net loss for the year                                                                 --                 --
                                                                                ------------------------------
Balance at September 30, 1994                                                            --                 --
   Proceeds from the sale of restricted common shares                                    --                 --
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                                  --                 --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                                      --                 --
   Issuance of restricted shares for payment of services/compensation                    --                 --
   Issuance of warrants                                                                  --                 --
   Payment of interest with stock warrants                                               --                 --
   Net loss for the year                                                                 --                 --
                                                                                ------------------------------
Balance September 30, 1995                                                               --                 --
   Proceeds from the sale of common shares                                               --                 --
   Issuance of shares for payment of services/compensation                               --                 --
   Issuance of shares in settlement of outstanding debt
     and other obligations                                                               --                 --
   Payment of interest with warrants                                                     --                 --
   Net loss for the year                                                                 --                 --
                                                                                ------------------------------
Balance at September 30, 1996                                                            --                 --
   Proceeds from the sale of restricted and unrestricted common shares                   --                 --
   Issuance of shares for payment of services/compensation                               --                 --
   Issuance of shares in exchange for patent and technology license                      --                 --
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                                  --                 --
   Exchange of amounts due to related parties for restricted shares                      --                 --
   Exchange of redemption right of related party for additional
     restricted shares                                                                   --                 --
   Settlement of amounts due to related parties through debt
     forgiveness and issuance of shares                                                  --                 --
   Net loss for the year                                                                 --                 --
                                                                                ------------------------------
Balance at September 30, 1997                                                            --                 --
   Proceeds from exercise of stock options                                               --                 --
   Compensation expense from Stock option activity                                       --                 --
   Issuance of warrants                                                             497,000                 --
   Allocation of conversion feature of redeemable convertible
     preferred stock                                                                     --                 --
   Accretion of conversion feature of redeemable convertible
     preferred stock                                                                     --                 --
   Dividends on redeemable convertible preferred stock                                   --                 --
   Accretion of redeemable convertible preferred stock                                   --                 --
   Issuance of shares for payment of collaborators                                       --                 --
   Settlement of employee litigation                                                     --                 --
   Issuance of shares for services                                                       --                 --
   Issuance of additional shares to venture capital funds and
     individual investors                                                                --                 --
   Net loss for the year                                                                 --                 --
                                                                                ------------------------------
Balance at September 30, 1998                                                       497,000


   Dividends on redeemable convertible preferred stock                                   --                 --
   Accretion of redeemable convertible preferred stock                                   --                 --
   Proceeds from exercise of Stock options                                               --                 --
   Issuance of shares for services
   Extension of expiration date of stock option                                          --                 --
   Net loss for the year                                                                 --                 --
                                                                                ------------------------------
Balance at September 30, 1999                                                       497,000


   Dividends on redeemable convertible preferred stock                                   --                 --
   Accretion of redeemable convertible preferred stock                                   --                 --
   Proceeds from sale of common stock and warrants, net of
      Issuance costs of $126,783                                                    779,241                 --
   Issuance of shares and options for services/compensation                          10,763           (387,000)
   Amortization of stock based compensation                                              --             43,001
   Net loss for the year                                                                 --                 --
                                                                                ------------------------------
Balance at September 30, 2000                                                   $ 1,287,004        $  (343,999)
                                                                                ==============================

See accompanying notes

                                                                                   ADDITIONAL               RECEIVABLE
                                                                                     PAID-IN                  FROM
                                                                                     CAPITAL               SHAREHOLDERS
                                                                        ------------------------------------------------
   Acquired in merger with Excelsior Capital Corporation                          $    312,681             $         --
   Loss from inception (December 6, 1991) to September 30, 1992                             --                       --
   Capital contributed by a shareholder                                                123,700                       --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                                    272,461                       --
   Payment of debt with stock warrants                                                  33,333                       --
   Payment of interest with stock warrants                                              17,774                       --
   Issuance of receivable from officer                                                      --                  (65,117)
   Net loss for the year                                                                    --                       --
                                                                                  -------------------------------------
   Balance at September 30, 1993                                                       759,949                  (65,117)
   Proceeds from the sale of unrestricted shares by shareholders
     in exchange for restricted shares                                                 517,708                       --
   Issuance of stock for consulting services                                            89,942                       --
   Issuance of stock subscriptions for loan origination fee                            149,869                       --
   Payment of interest with stock warrants                                              56,164                       --
   Net loss for the year                                                                    --                       --
                                                                                  -------------------------------------
   Balance at September 30, 1994                                                     1,573,632                  (65,117)
   Proceeds from the sale of restricted common shares                                  204,807                       --
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                                   (172)                      --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                                    349,304                   65,117
   Issuance of restricted shares for payment of services/compensation                  357,681                       --
   Issuance of warrants                                                                 11,625                       --
   Payment of interest with stock warrants                                             127,500                       --
   Net loss for the year                                                                    --                       --
                                                                                  -------------------------------------
Balance September 30, 1995                                                           2,624,377                       --
   Proceeds from the sale of common shares                                             479,817                       --
   Issuance of shares for payment of services/compensation                             536,359                       --
   Issuance of shares in settlement of outstanding debt
     and other obligations                                                           2,113,054                       --
   Payment of interest with warrants                                                    84,996                       --
   Net loss for the year                                                                    --                       --
                                                                                  -------------------------------------
Balance at September 30, 1996                                                        5,838,603                       --
   Proceeds from the sale of restricted and unrestricted common shares                 104,660                       --
   Issuance of shares for payment of services/compensation                             477,629                       --
   Issuance of shares in exchange for patent and technology license                    244,300                       --
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                                   (163)                      --
   Exchange of amounts due to related parties for restricted shares                    149,550                       --
   Exchange of redemption right of related party for additional
     restricted shares                                                                    (145)                      --
   Settlement of amounts due to related parties through debt
     forgiveness and issuance of shares                                              1,449,273                       --
   Net loss for the year                                                                    --                       --
                                                                                  -------------------------------------
Balance at September 30, 1997                                                        8,263,707                       --
   Proceeds from exercise of stock options                                              85,750                       --
   Compensation expense from stock option activity                                   1,699,440                       --
   Issuance of warrants                                                                     --                       --
   Allocation of conversion feature of redeemable
     convertible preferred stock                                                     1,022,222                       --
   Accretion of conversion feature of redeemable
     convertible preferred stock                                                            --                       --
   Dividends on redeemable convertible preferred stock                                      --                       --
   Accretion of redeemable convertible preferred stock                                      --                       --
   Issuance of shares for payment of collaborators                                       9,360                       --
   Settlement of employee litigation                                                   710,217                       --
   Issuance of shares for services                                                      87,750                       --
   Issuance of additional shares to venture capital funds and
     individual investors                                                                  (85)                      --
   Net loss for the year                                                                    --                       --
                                                                                  -------------------------------------
Balance at September 30, 1998                                                       11,878,361                       --


   Dividends on redeemable convertible preferred stock                                      --                       --
   Accretion of redeemable convertible preferred stock                                      --                       --
   Proceeds from exercise of Stock options                                              17,150                       --
   Issuance of shares for services                                                      66,655                       --
   Extension of expiration date of stock option                                         78,000                       --
   Net loss for the year                                                                    --                       --
                                                                                  -------------------------------------
Balance at September 30, 1999                                                       12,040,166                       --

   Dividends on redeemable convertible preferred stock                                      --                       --
   Accretion of redeemable convertible preferred stock                                      --                       --
   Proceeds from sale of common stock and warrants                                   1,871,412                 (282,002)
   Issuance of shares and options for services/compensation                            707,511                   93,491
   Amortization of stock based compensation                                                 --                       --
   Net loss for the year                                                                    --                       --
                                                                                  -------------------------------------
Balance at September 30, 2000                                                     $ 14,619,089             $   (188,511)

                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                                                                   DURING THE
                                                                                   DEVELOPMENT
                                                                                      STAGE                    TOTAL
                                                                                  -------------------------------------
   Acquired in merger with Excelsior Capital Corporation                          $         --             $    323,425
   Loss from inception (December 6, 1991) to September 30, 1992                       (244,100)                (244,100)
   Capital contributed by a shareholder                                                     --                  123,700
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                                         --                  272,900
   Payment of debt with stock warrants                                                      --                   33,333
   Payment of interest with stock warrants                                                  --                   17,774
   Issuance of receivable from officer                                                      --                  (65,117)
   Net loss for the year                                                            (1,044,154)              (1,044,154)
                                                                                  -------------------------------------
   Balance at September 30, 1993                                                    (1,288,254)                (582,239)
   Proceeds from the sale of unrestricted shares by shareholders
     in exchange for restricted shares                                                      --                  518,400
   Issuance of stock for consulting services                                                --                   90,000
   Issuance of stock subscriptions for loan origination fee                                 --                  150,000
   Payment of interest with stock warrants                                                  --                   56,164
   Net loss for the year                                                            (1,768,428)              (1,768,428)
                                                                                  -------------------------------------
   Balance at September 30, 1994                                                    (3,056,682)              (1,536,103)
   Proceeds from the sale of restricted common shares                                       --                  205,000
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                                     --                       --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                                         --                  414,421
   Issuance of restricted shares for payment of services/compensation                       --                  358,083
   Issuance of warrants                                                                     --                   11,625
   Payment of interest with stock warrants                                                  --                  127,500
   Net loss for the year                                                            (2,873,839)              (2,873,839)
                                                                                  -------------------------------------
Balance September 30, 1995                                                          (5,930,521)              (3,293,313)
   Proceeds from the sale of common shares                                                  --                  480,500
   Issuance of shares for payment of services/compensation                                  --                  537,250
   Issuance of shares in settlement of outstanding debt
     and other obligations                                                                  --                2,117,522
   Payment of interest with warrants                                                        --                   84,996
   Net loss for the year                                                            (2,569,478)              (2,569,478)
                                                                                  -------------------------------------
Balance at September 30, 1996                                                       (8,499,999)              (2,642,523)
   Proceeds from the sale of restricted and unrestricted common shares                      --                  105,000
   Issuance of shares for payment of services/compensation                                  --                  478,807
   Issuance of shares in exchange for patent and technology license                         --                  245,000
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                                     --                       --
   Exchange of amounts due to related parties for restricted shares                         --                  150,000
   Exchange of redemption right of related party for additional
     restricted shares                                                                      --                       --
   Settlement of amounts due to related parties through debt
     forgiveness and issuance of shares                                                     --                1,449,273
   Net loss for the year                                                              (943,773)                (943,773)
                                                                                  -------------------------------------
Balance at September 30, 1997                                                       (9,443,772)              (1,158,216)
   Proceeds from exercise of stock options                                                  --                   87,500
   Compensation expense from stock option activity                                          --                1,699,440
   Issuance of warrants                                                                     --                  497,000
   Allocation of conversion feature of redeemable
     convertible preferred stock                                                            --                1,022,222
   Accretion of conversion feature of redeemable
     convertible preferred stock                                                    (1,022,222)              (1,022,222)
   Dividends on redeemable convertible preferred stock                                 (40,000)                 (40,000)
   Accretion of redeemable convertible preferred stock                                 (23,611)                 (23,611)
   Issuance of shares for payment of collaborators                                          --                    9,380
   Settlement of employee litigation                                                        --                  712,192
   Issuance of shares for services                                                          --                   87,938
   Issuance of additional shares to venture capital funds and
     individual investors                                                                   --                       --
   Net loss for the year                                                            (1,993,753)              (1,993,753)
                                                                                  -------------------------------------
Balance at September 30, 1998                                                      (12,523,358)                (122,130)


   Dividends on redeemable convertible preferred stock                                (160,000)                (160,000)
   Accretion of redeemable convertible preferred stock                                 (98,362)                 (98,362)
   Proceeds from exercise of Stock options                                                  --                   17,500
   Issuance of shares for services                                                          --                   66,800
   Extension of expiration date of stock option                                             --                   78,000
   Net loss for the year                                                            (1,337,742)              (1,337,742)
                                                                                  -------------------------------------
Balance at September 30, 1999                                                      (14,119,462)              (1,555,934)

   Dividends on redeemable convertible preferred stock                                (160,000)                (160,000)
   Accretion of redeemable convertible preferred stock                                (104,933)                (104,933)
   Proceeds from sale of common stock and warrants                                          --                2,374,217
   Issuance of shares and options for services/compensation                                 --                  425,142
   Amortization of stock based compensation                                                 --                   43,001
   Net loss for the year                                                            (1,655,482)              (1,655,482)
                                                                                  -------------------------------------
Balance at September 30, 2000                                                     $(16,039,877)            $   (633,989)
                                                                                  =====================================

                                  Demegen, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                                      PERIOD FROM
                                                                                                                    DECEMBER 6, 1991
                                                                                                                      (INCEPTION)
                                                                       YEAR ENDED SEPTEMBER 30                      TO SEPTEMBER 30
                                                           2000                 1999                1998                  2000
                                                   ---------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                     $ (1,655,482)        $ (1,337,742)        $ (1,993,753)        $(14,430,749)
Adjustments to reconcile net loss to net cash
    used in operating activities:
Depreciation and amortization                              134,526              154,607              122,594              578,062
Stock issued for services                                  161,142                   --               97,318            1,890,200
Stock based compensation                                    43,001                   --                   --               43,001
Issuance of stock options to employees and
   directors                                               264,000               78,000            1,699,440            2,041,440
Warrants issued for interest                                    --                   --                   --              286,434
Notes payable issued for services                               --                   --                   --               58,194
Other                                                        2,134                   --                   --               26,482
Changes in operating assets and liabilities:
Accounts receivable                                            137               37,383              (59,929)             (22,409)
Prepaid expenses and other current assets                    2,057                9,802              (10,409)                  --
Unearned revenue                                           (91,667)             (91,666)             183,333                   --
Accounts payable and other liabilities                      (3,607)             217,335             (141,186)           1,422,438
                                                   ---------------------------------------------------------------------------------
Net cash used in operating activities                   (1,143,759)            (932,281)            (102,592)          (8,106,907)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                         (12,765)            (210,157)             (54,027)            (396,140)
Cash received on equipment disposals                            --                   --                   --                9,643
Intangible assets                                         (111,401)             (64,463)             (84,610)            (359,368)
                                                   ---------------------------------------------------------------------------------
Net cash used in investing activities                     (124,166)            (274,620)            (138,637)            (745,865)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from issuance of equity
   Instruments, net of transaction costs                 2,374,217                   --            1,943,873            6,683,717
Proceeds from exercise of stock options                         --               17,500               87,500              105,000
Proceeds from notes payable                                150,000               21,109                   --            1,298,609
(Decrease) increase in payable to employees
   and directors                                            14,550               72,614             (413,738)           2,687,962
Payments on notes payable                                  (29,075)              (7,395)                  --              (97,164)
                                                   ---------------------------------------------------------------------------------
Net cash provided by financing activities                2,509,692              103,828            1,617,635           10,678,124
                                                   ---------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
   equivalents                                           1,241,767           (1,103,073)           1,376,406            1,825,352
Cash and cash equivalents at beginning of
   period                                                  583,585            1,686,658              310,252                   --
                                                   ---------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $  1,825,352         $    583,585         $  1,686,658         $  1,825,352
                                                   =================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
Cash paid for interest                                $      8,582         $      3,140         $     14,080         $     30,224
                                                   =================================================================================

NONCASH ACTIVITIES
Common stock issued in satisfaction of related
   party payable                                      $         --         $     66,800         $    712,192         $    778,992
                                                   =================================================================================
Dividends on redeemable convertible preferred
   stock                                              $    160,000         $    160,000         $     40,000         $    360,000
                                                   =================================================================================
Accretion of redeemable convertible preferred
   stock                                              $    104,947         $     98,362         $  1,045,833         $  1,249,142
                                                   =================================================================================
Receivable due from stockholders                      $    282,002         $         --         $         --         $    282,002
                                                   =================================================================================
Common stock issued for issuance costs                $    100,000         $         --         $         --         $    100,000
                                                   =================================================================================


See accompanying notes.

                                  Demegen, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                               September 30, 2000


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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (generally three to five years) of the individual assets. Depreciation expense amounted to $64,134, $56,948 and $30,824, during 2000, 1999 and 1998, respectively.

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

During fiscal years 1999 and 1998, the Company received grant proceeds of $375,000 and $250,000, respectively, from the Pacific West Cancer Fund in support of the Company's cancer research efforts. The funds were recognized as revenue upon receipt as the contracts did not contain any penalties, successful outcomes clauses or refunding provisions.

The Company received $27,882, $91,808 and $79,000 in fiscal 2000, 1999 and 1998, respectively, under research agreements with the National Institute of Health and the National Science Foundation. Revenue was recognized as the research funds were expended.

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


3. INCOME TAXES

The Company accounts for income taxes using the liability method.

Significant components of the Company's deferred tax asset at September 30, 2000 and 1999, are as follows:



                                            2000                1999
                                         -----------        -----------

*  Compensation expense on unexercised
     stock options                           498,030        $   481,690
*  NOL carryforwards                       4,268,605          2,683,828
*  Excess book amortization                   71,894             59,998
*  Other                                      (7,387)                --
                                         -----------        -----------
        Total deferred tax asset           4,831,142          3,225,516

   Valuation allowance                    (4,831,142)        (3,225,516)
                                         -----------        -----------
   Net deferred tax assets               $         0        $         0
                                         ===========        ===========


Net operating losses totaling approximately $11,233,000 are currently available and begin to expire in 2007. Deferred tax liabilities relate to differences in the financial and tax carrying amounts of fixed assets.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

4. PRIVATE PLACEMENT OF SECURITIES

During the second quarter of Fiscal 2000, the Company closed on a private placement of its securities to institutional and other accredited investors raising $2.65 million of which $0.28 million was in the form of prepaid services, which are presented in equity as "Subscription Receivable" and are being amortized over the life of the respective agreements, with the remainder of $2.4 million in cash. The private placement resulted in the sale of 5.56 million restricted shares of common stock and warrants to purchase an additional
5.56 million shares of the Company's common stock.

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


4. PRIVATE PLACEMENT OF SECURITIES (CONTINUED)

The investors were offered one unit at $0.50 per unit. Each unit consisted of one share of restricted common stock and a warrant to purchase one share of the Company's common stock for $0.75 per share. The warrant expires the earlier of March 31, 2005 or 60 days after a call by the Company. The Company may call the warrants at any time after March 31, 2001, provided that the price of the Company's common stock has been in excess of $1.50 per share for each of the forty consecutive trading days immediately preceding the date of the call. Upon receipt of the call, warrant holders shall have sixty days to elect to exercise all or a portion of the warrants.

The Company has agreed to file a registration statement with the Securities & Exchange Commission to register all common stock which comprise the unit and the common stock issuable from the exercise of the warrant on or before March 31, 2001.

Pricing of the securities was determined based on several factors, including reference to market price of the Company's common stock, the holding period requirement of restricted stock, and the Company's need for additional funding for development of pharmaceutical products.

Funds raised will be utilized to fund the Company's product development efforts.

5. REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

Each share of preferred stock is convertible at any time, at the option of the holder thereof, into an equal number of fully paid and nonassessable shares of common stock. In addition, if at any time the Company shall effect a firm commitment underwritten public offering of shares of common stock in which the aggregate price paid for such shares by the public shall be at least $8,000,000, then effective

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

5. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

Upon receipt of the call, the call holder shall have sixty days to elect to exercise all or a portion of this warrant and up to two years to pay for such shares. Upon such exercise, in addition to receiving the number of shares of common stock to which the holder shall be entitled, the holder of the warrant also shall receive a new warrant ("replacement warrant"). The replacement warrant shall be exercisable for one share of common stock for every two shares of common stock purchased in response to the aforementioned call. The exercise price of the replacement warrant is $1.50 per share, and the term of the replacement warrant shall be the longer of two years from the date of the issuance or the balance of the original term of the warrant.


6. STOCK OPTIONS AND WARRANTS

The Company granted stock options to certain employees and directors during the years ended September 30, 2000 and 1999 at exercise prices which approximated or exceeded fair value at the date of grant. The majority of the stock options issued in the year ended September 30, 2000 were issued in connection with the retention of the Chief Operating Officer-Pharmaceutical Products (See Note 11 for further discussion of this employment agreement). Exclusive of the aforementioned stock options, the majority of the stock options issued in the year ending September 30, 2000 vest over time (up to 3 years). All of the options issued in the year ending September 30, 1999 vested immediately.

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


6. STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the Company's stock option activity is as follows:



                                                                            OPTIONS OUTSTANDING
                                                      ----------------------------------------------------------------
                                                                                   WEIGHTED
                                                                                   AVERAGE          WEIGHTED AVERAGE
                                                        NUMBER OF SHARES        EXERCISE PRICE         FAIR VALUE
                                                      ----------------------------------------------------------------

Balance at September 30, 1997                                1,025,000              $0.41                 $0.09
Options granted during year                                  5,820,000              $0.05                 $0.27
Options exercised for common stock during year              (1,750,000)             $0.05                 $0.27
                                                      ----------------------------------------------------------------
Balance at September 30, 1998                                5,095,000              $0.12                 $0.23
                                                      ================================================================

Granted                                                        380,000              $0.45                 $0.41
Options exercised for common stock                            (350,000)             $0.05                 $0.37
                                                      ----------------------------------------------------------------
Balance at September 30, 1999                                5,125,000              $0.15                 $0.46
                                                      ===============================================================

Options granted during year                                  2,275,000              $0.63                 $0.79
                                                      ----------------------------------------------------------------
Balance at September 30, 2000                                7,400,000              $0.30                 $0.56
                                                      ================================================================


As of September 30, 2000 and 1999, 5,503,333 and 5,055,000, respectively, of the options were vested and exercisable.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions for fiscal 2000, 1999 and 1998: risk-free interest rate of 6%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.49, 1.41 and 0.97, respectively, and a weighted average expected option life of five years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. Had the compensation cost of the Company's stock option plans been determined based on the fair value at the date of grant for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

6. STOCK OPTIONS AND WARRANTS (CONTINUED)


                                                           YEAR ENDED SEPTEMBER 30
                                                 2000               1999                1998
                                             ----------------------------------------------------

Net loss available to common stock:
   As reported                               $(1,920,415)        $(1,596,104)        $(3,079,586)
   Pro forma                                 $(2,058,313)        $(1,746,117)        $(4,615,720)

Basic and diluted earnings per share:
   As reported                               $     (0.06)        $     (0.06)        $     (0.13)
   Pro forma                                 $     (0.07)        $     (0.07)        $     (0.19)


The maturity date of an option held by an officer of the Company to purchase up to 600,000 shares of common stock at an exercise price of $0.15 per share was extended from October 31, 2000 to October 31, 2010 at the September 17, 1999 meeting of the Compensation Committee. The Company recorded a $78,000 non-cash charge in fiscal 1999 to reflect the aforementioned extension.

At September 30, 2000, there were outstanding warrants to purchase 5,642,879 shares of the Company's common stock at an exercise price of $0.75 per warrant (refer to Note 4 for additional information). Those warrants which were sold with the common shares were valued at $790,004 ($0.14 per warrant). Additionally, the holder of the preferred stock holds a warrant to purchase common stock (refer to Note 5 for additional information).

7. NOTE PAYABLE

In December 1999, the Company received $150,000 from a local foundation to fund program related research. The loan matures on February 28, 2005 with a balloon payment due at that time. The loan is at an interest rate of 5% with interest due February 28 of each year. The loan contains call provisions which could result in the loan becoming due before its planned maturity. The Company does not foresee, at this time, the call provisions becoming effective.

The Company has a note payable totaling $252,180 as of September 30, 2000 which is payable at $3,500 monthly at an interest rate of 6%. Payments under this agreement began in March 2000 and will extend until August 2007.

8. COMMITMENTS

The Company leases its office and laboratory facilities under a three-year lease expiring September 30, 2001 at a monthly rental of $3,948. During 2000, 1999 and 1998, the Company incurred rent expense totaling $56,830, $45,830 and $34,105, respectively.

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

9. MARKETING

In December 1997, the Company entered into a license agreement with Mycogen Corporation, which was subsequently acquired by Dow AgroSciences whereby the Company licensed substantially all rights for disease prevention and treatment for

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

9. MARKETING (CONTINUED)

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

The agreement also provided that the Company receive $300,000 to provide Dow AgroSciences with support services of personnel for a joint research effort for a three year period. This was classified as unearned revenue on the balance sheet and is being amortized into revenue, on a straight-line basis, over the three year life of the support services commitment.

The agreement also provides for milestone payments (amounts based upon Dow AgroSciences' attainment of certain contract defined outputs measures) to be made to the Company by Dow AgroSciences upon 1) regulatory approval or first sale of any type of product by Dow AgroSciences, 2) additional payment for first commercial sale of certain crops by Dow AgroSciences and 3) additional payment for first commercial sale of any other crop within the field of activity by Dow AgroSciences. The Company will also receive royalties on all sales by Dow AgroSciences and all sublicenses entered into by Dow AgroSciences. Minimum annual royalties are due beginning January 1, 2003 through 2014 and are recoupable against the aforementioned royalties due from Dow AgroSciences.

Dow AgroSciences will undertake management of future development, regulatory approvals, seed production and marketing. The companies will also undertake a joint agricultural research effort, as discussed above, to identify new molecular designs. Dow AgroSciences may unilaterally terminate this agreement without cause.

The Dow AgroSciences Agreement was amended on October 11, 1998 to provide Dow Agro Science with an additional license for the Company's agricultural nutrition technologies. The Company received a minimum annual royalty of $200,000 at the execution of the contract. Additionally, in 1999, the Company received an initial payment of $150,000 and an additional $150,000 which was due six months after the contract execution. The research funding is to increase by $50,000 annually over the remaining four years of the funding term. These payments were currently recognized as revenue as the earnings process was complete according to the terms of the contract and the payments are not subject to recoupment by Dow AgroSciences.

The agreement also provides for milestone payments (amounts based upon Dow AgroSciences' attainment of certain contract defined output measures) to be made to the Company by Dow Agro Science upon 1) technical feasibility benchmark payments for certain products developed by Dow AgroSciences, 2) animal feeding benchmark in certain animal studies by Dow AgroSciences 3) additional payment for first commercial sale of certain crops by Dow AgroSciences, 4) additional payment for first commercial sale of any other crop within a contractually defined field of activity by Dow AgroSciences and 5) additional payments for achievement of cumulative gross margin benchmark for sale of certain crops by Dow AgroSciences. The Company will also receive royalties on all sales by Dow AgroSciences and all sublicenses entered into by Dow AgroSciences. Minimum annual royalties cease upon the achievement of certain of the aforementioned benchmarks.

In addition, Dow AgroSciences will be responsible for all development and commercialization costs. Dow AgroSciences is now owned by the Dow Chemical Company.

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


10. NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                   YEAR ENDED SEPTEMBER 30
                                                              2000           1999          1998
                                                     -------------------------------------------------
Numerator:
   Net loss                                               $(1,655,482)   $(1,337,742)   $(1,993,753)
   Preferred stock dividends and accretion
     amounts                                                 (264,933)      (258,362)    (1,085,833)
                                                     -------------------------------------------------
   Numerator for basic loss per share--income
     available to common stockholders                      (1,920,415)    (1,596,104)    (3,079,586)

Denominator:
   Denominator for basic and loss per
     share--weighted average shares                        29,759,153     26,255,104     23,867,091
                                                     -------------------------------------------------
Basic and diluted loss per share                          $     (0.06)   $     (0.06)   $     (0.13)
                                                     =================================================


At September 30, 2000, the Company had 5,503,333 vested options (7,400,000 outstanding) for the purchase of the Company's Common Stock at exercise prices ranging from $0.05 per share to $0.875 per share. Additionally, the 4,444,444 shares of Redeemable Convertible Preferred Stock are convertible into the Company's Common Stock on a 1 for 1 basis. Furthermore, the holder of the Redeemable Convertible Preferred Stock holds a warrant for 4,965,556 shares of the Company's Common Stock at an exercise price of $0.45 per share. The purchasers of Common Stock in the March 2000 Private Placement received warrants for 5,566,004 shares of the Company's common Stock at an exercise price of $0.75 per share. These potentially dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive.


11. EMPLOYMENT AGREEMENT

Effective April 1, 2000, the Company hired a Chief Operating Officer - Pharmaceutical Products. His employment agreement is for an initial term of three years and provides for the issuance of 300,000 shares of restricted common stock upon joining the Company and options to purchase, subject to achievement of certain funding, investigative new drug ("IND") approval and commercialization objectives, up to 1,400,000 shares of the Company's common stock at exercise prices of $0.45 and $0.90 per share. The valuation of the restricted stock and stock options resulted in a non-cash charge of $264,000 in the quarter ending June 30, 2000 which was included in research and development expense. The related Deferred Compensation component of Stockholders' Equity ($387,000) will be amortized against income over the terms of the various option agreements. At September 30, 2000, the balance in the Deferred Compensation account was $343,999 with $43,001 charged against operations in the year ending September 30, 2000.