Form 10QSB
period 2000-12-31
DEMEGEN INC
filed 2001-02-12
CIK 1077596

                                   (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                         ____________ TO ____________


                         COMMISSION FILE NUMBER 0-25353





                                  DEMEGEN, INC.
             (Exact name of registrant as specified in its charter)





                COLORADO                                         84-1065575
---------------------------------------------                ----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
                or organization)                             Identification No.)


1051 BRINTON ROAD, PITTSBURGH, PENNSYLVANIA                         15221
-------------------------------------------                      ----------
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

As of January 8, 2001, there were 32,429,778 shares of the registrant's common stock outstanding.

                                  DEMEGEN, INC.


                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements and Notes to Financial Statements

        (a)   Condensed Balance Sheets as of December 31, 2000 (unaudited) and September 30, 2000              3

        (b)   Statements of Operations for the Three Months Ended December 31, 2000 and 1999
              and Inception (December 6, 1991) to December 31, 2000 (unaudited)                                4

        (c)   Statements of Cash Flows for the Three Months Ended December 31, 2000 and 1999
              and Inception (December 6, 1991) to December 31, 2000 (unaudited)                                5

        (d)   Notes to Financial Statements (unaudited)                                                        6

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations            8

PART II.      OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                                                                10

    Signatures                                                                                                11

                          PART I. FINANCIAL INFORMATION
                                  DEMEGEN, INC
                            CONDENSED BALANCE SHEETS

                                                                 DECEMBER 31,         SEPTEMBER 30,
                                                                     2000                 2000*
                                                                 ------------        -------------
                                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                  $  1,509,994         $  1,825,352
Accounts receivable                                                        --               22,409
                                                                 ------------         ------------

TOTAL CURRENT ASSETS                                                1,509,994            1,847,761

PROPERTY, PLANT AND EQUIPMENT                                         374,345              365,801
Less:  accumulated depreciation                                      (224,427)            (208,971)
                                                                 ------------         ------------
                                                                      149,918              156,830

INTANGIBLE ASSETS                                                     612,784              604,837
Less:  accumulated amortization                                      (315,836)            (297,836)
                                                                 ------------         ------------
                                                                      296,948              307,001
                                                                 ------------         ------------

OTHER ASSETS                                                           93,919                   --
                                                                 ------------         ------------

TOTAL ASSETS                                                     $  2,050,779         $  2,311,592
                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable                                                 $    247,412         $    263,303
Accrued payroll                                                        57,261               97,261
Unearned revenue                                                      280,000                   --
Other accrued liabilities and unearned revenue                         67,023               73,789
                                                                 ------------         ------------

TOTAL CURRENT LIABILITIES                                             651,696              434,353

OTHER LONG-TERM LIABILITIES                                           485,805              477,441
                                                                 ------------         ------------

TOTAL LIABILITIES                                                   1,137,501              911,794

REDEEMABLE CONVERTIBLE PREFERRED STOCK                              2,101,101            2,033,787


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Common stock                                                           32,430               32,305
Warrants                                                            1,343,004            1,287,004
Additional paid-in capital                                         14,625,214           14,619,089
Deferred Compensation                                                (322,498)            (343,999)
Subscription Receivable                                              (146,682)            (188,511)
Deficit accumulated during the development stage                  (16,719,291)         (16,039,877)
                                                                 ------------         ------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                    (1,187,823)            (633,989)
                                                                 ------------         ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT (CAPITAL DEFICIENCY)                       $  2,050,779         $  2,311,592
                                                                 ============         ============

*Derived from audited financial statements.

See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          INCEPTION
                                                      FOR THE THREE MONTHS           (DECEMBER 6, 1991)
                                                        ENDED DECEMBER 31,                    TO
                                                     2000               1999          DECEMBER 31, 2000
                                                 -----------         -----------     ------------------
INCOME                                           $   186,451         $   424,701         $  4,766,713

EXPENSES:
Research and development                             495,931             200,793            7,549,797
General & administration                             250,700             169,199           10,632,852
Interest                                               4,462               1,011            1,001,393
Depreciation and amortization                         47,456              41,377              625,518
                                                 -----------         -----------         ------------

TOTAL EXPENSES                                       798,549             412,380           19,809,560
                                                 -----------         -----------         ------------

NET INCOME (LOSS)                                   (612,098)             12,321          (15,042,847)

Preferred dividend and accretion amounts             (67,316)            (65,602)          (1,676,444)
                                                 -----------         -----------         ------------

NET LOSS APPLICABLE TO COMMON STOCK              $  (679,414)        $   (53,281)        $(16,719,291)
                                                 ===========         ===========         ============


INCOME (LOSS) PER SHARE OF
COMMON STOCK, BASIC AND DILUTED                  $     (0.02)        $      0.00
                                                 ===========         ===========


WEIGHTED AVERAGE COMMON STOCK OUTSTANDING         32,310,213          26,361,899
                                                 ===========         ===========



See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           INCEPTION
                                                           FOR THE THREE MONTHS        (DECEMBER 6, 1991)
                                                             ENDED DECEMBER 31,                 TO
                                                          2000              1999        DECEMBER 31, 2000
                                                       ----------        ----------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $ (612,098)        $ 12,321         $(15,042,847)
Adjustments to Reconcile Net Loss to Cash:
    Depreciation and amortization                          47,456           41,377              625,518
    Stock issued for services                              41,829               --            1,932,029
    Stock based compensation                               21,501               --               64,502
     Issuance of stock and options
       to employees and directors                              --               --            2,041,440
    Warrants issued for interest                               --               --              286,434
    Other                                                      (2)              --               84,674
Changes in Assets and Liabilities
  Other than Cash:
    Accounts receivable                                    22,409          (18,815)                  --
    Prepaid expenses and current assets                        --             (500)                  --
    Accounts payable and other liabilities                (45,233)         (46,052)           1,377,205
    Unearned revenue                                      280,000          (22,917)             280,000
                                                       ----------         --------         ------------
NET CASH USED BY OPERATING ACTIVITIES                    (244,138)         (34,586)          (8,351,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Intangible assets                                      (9,866)              --             (369,234)
    Deposit on license agreement                          (50,000)              --              (50,000)
    Purchase of property, plant and equipment              (8,544)          (1,729)            (395,041)
                                                       ----------         --------         ------------
NET CASH USED BY INVESTING ACTIVITIES                     (68,410)          (1,729)            (814,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                      8,544          150,000            1,307,153
    Principal payments on debt                            (17,604)          (2,133)            (114,768)
    (Decrease) increase in payable
       to employees and directors                              --            5,295            2,687,962
    Net proceeds from issuance
      of equity instruments                                    --               --            6,683,717
    Proceeds from exercise of stock options                 6,250               --              111,250
                                                       ----------         --------         ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           (2,810)         153,162           10,675,314
                                                       ----------         --------         ------------

Net Increase (Decrease) in Cash and Equivalents          (315,358)         116,847            1,509,994
Cash and Cash Equivalents, Beginning of Period          1,825,352          583,585                    0
                                                       ----------         --------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $1,509,994         $700,432         $  1,509,994
                                                       ==========         ========         ============

INTEREST PAID DURING PERIOD                            $    2,587         $  1,001
                                                       ==========         ========



See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements of Demegen, Inc. (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended December 31, 2000 were of a normal, recurring nature. The amounts presented for the three months ended December 31, 2000 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended September 30, 2000 dated December 14, 2000, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal or state income tax has been provided for the three months ended December 31, 2000 and 1999 due to existence of unused net operating loss carryforwards.

The Corporation did not pay any income taxes during the three months ended December 31, 2000 and 1999.

NOTE 3 - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                         FOR THE THREE MONTHS
                                                                           ENDED DECEMBER 31,
                                                                       2000                 1999
                                                                   ------------         ------------
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Income (Loss)                                                  $  (612,098)        $    12,321
Preferred stock dividends and accretion amounts                        (67,316)            (65,602)
                                                                   -----------         -----------
Numerator for basic and diluted earnings per share--income
   available to common stockholders                                $  (679,414)        $   (53,281)
                                                                   ===========         ===========

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                         32,310,213          26,361,899
                                                                   ===========         ===========

BASIC AND DILUTED EARNINGS PER SHARE                               $     (0.02)        $      0.00
                                                                   ===========         ===========


NOTE 4 - UNEARNED REVENUE

During the fourth quarter of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which clarifies the accounting rules for revenue recognition in financial statements. The implementation date is no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Corporation adopted SAS 101 in the first quarter of Fiscal 2001. Implementation of SAB 101 resulted in the deferral of $280,000 of revenue received from Dow AgroSciences during the first quarter of Fiscal 2001 in the form of a minimum annual royalty and a semi-annual research support fee. These revenues are being amortized into income over the twelve month and six month period of the royalty and fee and will be fully recognized by September 30, 2001.

NOTE 5 - SUBSEQUENT EVENT

Effective January 1, 2001 the Company entered into a definitive license agreement with an option to purchase with Periodontix, Inc for all of their technologies and rights in related clinical trials, except for Periodontix' photodynamic technology. The transaction is structured under a short-term license agreement to permit the Company a period of time to evaluate Periodontix's technology and obtain the necessary funds to support the additional research, prior to exercising the purchase option. The terms or the agreement are as follows:

o On December 15, 2000 the Company made a $50,000 good faith non-refundable payment to Periodontix

o At the inception of the license agreement, the Company will issue Periodontix 2.3 million restricted common shares of the Company's Common Stock and warrants to purchase up to 2.3 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five year term and are callable by the Company if the price of the Company's common Stock trades above $2.50 per shares for twenty consecutive trading days.

o Periodontix will receive a second issuance under the license agreement by April 2, 2001 of 2 million restricted common shares of the Company's Common Stock and warrants to purchase up to 2 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five year term and are callable by the Company if the price of the Company's common Stock trades above $2.50 per shares for twenty consecutive trading days. If the Company does not make this second issuance of shares and warrants because there is a material adverse event related to the Periodontix technology or because the Company does not secure sufficient new capital, the option will expire and the license will be returned to Periodontix. If the license is returned, Periodontix will return 80% of the common shares and warrants previously issued.

o Under the license agreement, the Company will have an option to purchase the aforementioned technologies, free and clear of all liens and to terminate the license by July 31, 2001 with the issuance of 4.7 million restricted common shares of the Company's Common Stock and warrants to purchase up to 4.7 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five year term and is callable by the Company if the price of the Company's common Stock trades above $2.50 per shares for twenty consecutive trading days. The option date may be extended by the Company until January 31, 2002 with the payment of 1 million restricted Common Shares of the Company by July 31, 2001. If the option is exercised after July 31, 2001, the number of Common Shares and Warrants required to purchase the technologies will be 7 million each.

o Periodontix has agreed not to sell the technologies while the Company's option is in force.

o Should any license or sublicense agreements be negotiated by Periodontix with a customer for the licensed Periodontix technologies prior to the exercise of the option to purchase by the Company, the Company will receive the first $350,000 of any upfront license fees. The remaining balance of any upfront license fees will be paid to Periodontix in the Company's restricted Common Stock valued at the closing price for the preceding twenty trading days.

o On January 1, 2001 the Company hired selected Periodontix employees to facilitate the clinical trials and other tasks related to the combined Company.

o Beginning January 1, 2001 the Company agrees to pay Periodontix for rent and utilities at their office and other operating costs.

o As part of the license fee the Company agreed to pay $175,000 to Periodontix on April 2, 2001 providing the Company makes the April 2, 2001 share and warrant issuance. If the aforementioned issuance occurs, the Company will make a second $175,000 payment to Periodontix on December 1, 2001.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

During the three months ended December 31, 2000 ("Fiscal 2001"), grants, license fees and other income decreased to $0.19 million compared to $0.42 million in the three months ended December 31, 1999 ("Fiscal 2000").

Total expenses increased to $0.8 million from $0.41 million in the corresponding prior fiscal quarter. The increase was due additional preclinical development activities in the current fiscal quarter.

Research and development expenditures increased to $0.5 million from $0.2 million in the corresponding prior fiscal quarter. The increase was due additional preclinical development activities in the current fiscal quarter. General and administrative expenses increased to $0.25 million from $0.17 million in the prior quarter due to the retention of additional research and development staff in the current fiscal quarter

During the quarters ended December 31, 2000 and 1999, the Corporation made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Corporation reported a loss of $0.61 million for the three months ended December 31, 2000 compared net income of $0.01 million for the three months ended December 31, 1999 as a direct result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2000, the Corporation's cash decreased by $0.32 million to $1.51 million. The cash decrease was due $0.24 million of cash used by operating activities and $0.07 million of cash used by investing activities.

Cash flows used by operating activities totaled $0.24 million in the three months ended December 31, 2000. Cash outflows included the net loss of $0.61 million and a $0.05 million decrease in accounts payable and other liabilities. These cash outflows were partially offset by cash inflows which principally included a $0.02 million decrease in accounts receivables, a $0.28 million increase in unearned revenue, $0.09 million for stock issued for services and stock based compensation and $0.05 million of depreciation and amortization.

Cash flows used by investing activities totaled $0.07 million in the three months ended December 31, 2000 and included $0.05 million deposit relative to the Periodontix license and $0.02 million for the purchase of equipment and patent related activities.

The $0.003 million of cash utilized by financing activities consisted of $0.02 principal payments on notes partially offset by $0.01 million of proceeds from an equipment loan and $0.01 million from the exercise of stock options.

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

Cash flows used by operating activities totaled $0.03 million in the three months ended December 31, 1999. Cash outflows included a $0.02 million increase in accounts receivables, a $0.05 million decrease in accounts payable and other liabilities and a $0.02 million decrease in unearned revenue. These cash outflows were partially offset by cash inflows which principally included $0.04 million of depreciation and amortization and net income of $0.01 million

The Company believes that it has adequate liquidity to fund its operations in Fiscal 2001 if the expected milestones, research support, license, sub-license and equity financing payments are received as expected. Should the expected payments either be delayed or not forth coming, the Company would take the necessary actions to scale back its level of expenditures, primarily research expenditures associated with new projects, (including the non-exercise of the Periodontix purchase options) to maintain sufficient cash flow to fund basic operations. On a long term basis, it will be necessary for the Company to access additional funding so that it can continue to fund the Phase I and Phase II testing of its therapeutic agents. This funding may be in the form of a private placement of equity securities or a secondary issuance of securities into the market.

The Company intends to pursue the acquisition/merger of biotechnology companies with similar technologies to increase the range of potential product offerings that the Company will have to push through the clinical trial pipeline and to broaden its exposure to potential partners.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits:

                              EXHIBIT INDEX
                       EXHIBIT NO. AND DESCRIPTION
                                                            PAGES OF SEQUENTIAL
                                                               NUMBERING SYSTEM





(b)     Reports on Form 8-K


The registrant did not file any current reports on Form 8-K during the three months ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     DEMEGEN, INC.




                                     By /s/ Richard D. Ekstrom
                                        ------------------------------------
                                        Richard D. Ekstrom
                                        Chairman and Chief Executive Officer










Date:  February 12, 2001