Form 10QSB
period 2001-03-31
DEMEGEN INC
filed 2001-05-03
CIK 1077596

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

As of May 3, 2001, there were 36,779,778 shares of the registrant's common stock outstanding.

                                  DEMEGEN, INC.


                                      INDEX


PART I.       FINANCIAL INFORMATION                                               PAGE

    Item 1.   Financial Statements and Notes to Financial Statements

         (a)  Condensed Balance Sheets as of March 31, 2001 (unaudited) and         3
              September 30, 2000

         (b)  Statements of Operations for the Six Months Ended March 31,           4
              2001 and 2000 and Inception (December 6, 1991) to March 31,
              2001 (unaudited)

         (c)  Statements of Operations for the Three Months Ended March 31,         5
              2001 and 2000 (unaudited)

         (d)  Statements of Cash Flows for the Six Months Ended March 31,           6
              2001 and 2000 and Inception (December 6, 1991) to March 31,
              2001 (unaudited)

         (e)  Notes to Financial Statements (unaudited)                             7

    Item 2.   Management's Discussion and Analysis of Financial Condition and      10
              Results of Operations

PART II.      OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders                  12

    Item 6.   Exhibits and Reports on Form 8-K                                     12

    Signatures                                                                     13

                          PART I. FINANCIAL INFORMATION
                                  DEMEGEN, INC
                            CONDENSED BALANCE SHEETS

                                                                             MARCH 31,           SEPTEMBER 30,
                                                                                 2001                2000*
                                                                         --------------          ------------
ASSETS                                                                      (UNAUDITED)

CURRENT ASSETS
Cash and short-term investments                                           $    844,265           $  1,825,352
Accounts receivable                                                             15,191                 22,409
                                                                          ------------           ------------

TOTAL CURRENT ASSETS                                                           859,456              1,847,761

PROPERTY, PLANT AND EQUIPMENT                                                  387,519                365,801
Less:  accumulated depreciation                                               (239,366)              (208,971)
                                                                          ------------           ------------
                                                                               148,153                156,830

INTANGIBLE ASSETS                                                              651,830                604,837
Less:  accumulated amortization                                               (333,836)              (297,836)
                                                                          ------------           ------------
                                                                               317,994                307,001
                                                                          ------------           ------------

DEFERRED LICENSE FEE                                                         2,718,000                     --
Less:  accumulated amortization                                             (1,161,358)                    --
                                                                          ------------           ------------
                                                                             1,556,642                     --
                                                                          ------------           ------------

OTHER ASSETS                                                                    41,014                     --
                                                                          ------------           ------------

TOTAL ASSETS                                                              $  2,923,259           $  2,311,592
                                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable                                                          $    279,294           $    263,303
Accrued payroll                                                                     --                 97,261
Unearned revenue                                                               120,000                     --
Other accrued liabilities and unearned revenue                                  76,829                 73,789
                                                                          ------------           ------------

TOTAL CURRENT LIABILITIES                                                      476,123                434,353

OTHER LONG-TERM LIABILITIES                                                    480,748                477,441
                                                                          ------------           ------------

TOTAL LIABILITIES                                                              956,871                911,794

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                       2,168,861              2,033,787

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Common stock                                                                    34,780                 32,305
Warrants                                                                     2,286,004              1,287,004
Additional paid-in capital                                                  16,380,864             14,619,089
Deferred Compensation                                                         (300,997)              (343,999)
Subscription Receivable                                                       (112,867)              (188,511)
Deficit accumulated during the development stage                           (18,490,257)           (16,039,877)
                                                                          ------------           ------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                               (202,473)              (633,989)
                                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT (CAPITAL DEFICIENCY)          $  2,923,259           $  2,311,592
                                                                          ============           ============

*Derived from audited financial statements.
See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE SIX MONTHS                    INCEPTION
                                                                     ENDED MARCH 31,                 (DECEMBER 6, 1991)
                                                           -----------------------------------               TO
                                                               2001                   2000             MARCH 31, 2001
                                                           ------------           ------------        -----------------
INCOME                                                     $    775,977           $    486,176           $  5,356,239

EXPENSES:
Research and development                                      1,349,185                418,271              8,403,051
General & administration                                        476,755                361,995             10,858,907
Interest                                                          9,592                  5,450              1,006,523
Depreciation and amortization                                 1,255,751                 81,691              1,833,813
                                                           ------------           ------------           ------------

TOTAL EXPENSES                                                3,091,283                867,407             22,102,294
                                                           ------------           ------------           ------------

NET LOSS                                                     (2,315,306)              (381,231)           (16,746,055)

Preferred dividend and accretion amounts                       (135,074)              (131,609)            (1,744,202)
                                                           ------------           ------------           ------------

NET LOSS APPLICABLE TO COMMON STOCK                        $ (2,450,380)          $   (512,840)          $(18,490,257)
                                                           ============           ============           ============


LOSS PER SHARE OF COMMON STOCK, BASIC AND DILUTED          $      (0.07)          $      (0.02)
                                                           ============           ============


WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                    33,531,426             27,213,528
                                                           ============           ============

See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           FOR THE THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                    -----------------------------------
                                                                         2001                 2000
                                                                    ------------           ------------

INCOME                                                              $    589,526           $     61,475

EXPENSES:
Research and development                                                 853,254                217,478
General & administration                                                 226,055                192,796
Interest                                                                   5,130                  4,439
Depreciation and amortization                                          1,208,295                 40,314
                                                                    ------------           ------------
TOTAL EXPENSES                                                         2,292,734                455,027
                                                                    ------------           ------------

NET LOSS                                                              (1,703,208)              (393,552)

Preferred dividend and accretion amounts                                 (67,758)               (66,007)
                                                                    ------------           ------------

NET LOSS APPLICABLE TO COMMON STOCK                                 $ (1,770,966)          $   (459,559)
                                                                    ============           ============


LOSS PER SHARE OF COMMON STOCK, BASIC AND DILUTED                   $      (0.05)          $      (0.02)
                                                                    ============           ============


WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                             34,779,778             28,074,516
                                                                    ============           ============

See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE SIX MONTHS               INCEPTION
                                                                                ENDED MARCH 31,            (DECEMBER 6, 1991)
                                                                     --------------------------------              TO
                                                                          2001               2000            MARCH 31, 2001
                                                                     -------------       ------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(2,315,306)        $  (381,231)        $(16,746,055)
Adjustments to Reconcile Net Loss to Cash:
    Depreciation and amortization                                      1,255,751              81,691            1,833,813
    Stock issued for services                                            113,144                  --            2,003,344
    Stock based compensation                                              43,002                  --               86,003
    Issuance of stock and options to employees and directors                  --                  --            2,041,440
    Warrants issued for interest                                              --                  --              286,434
    Other                                                                (15,593)              2,125               69,083
Changes in Assets and Liabilities
  Other than Cash:
    Accounts receivable                                                    7,218             (54,105)             (15,191)
    Prepaid expenses and current assets                                       --              10,065                   --
    Accounts payable and other liabilities                               (63,326)            (31,211)           1,359,112
    Unearned revenue                                                     120,000             (45,834)             120,000
                                                                     -----------         -----------         ------------
NET CASH USED BY OPERATING ACTIVITIES                                   (855,110)           (418,500)          (8,962,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Intangible assets                                                    (48,912)                 --             (408,280)
    Payment for license agreement                                        (50,000)                 --              (50,000)
    Purchase of property, plant and equipment                            (21,718)             (5,671)            (408,215)
                                                                     -----------         -----------         ------------
NET CASH USED BY INVESTING ACTIVITIES                                   (120,630)             (5,671)            (866,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                     8,544             150,000            1,307,153
    Principal payments on debt                                           (20,141)             (4,286)            (117,305)
    (Decrease) increase in payable to employees and directors                 --               3,355            2,687,962
    Net proceeds from issuance of equity instruments                          --           2,347,111            6,683,717
    Proceeds from exercise of stock options                                6,250                  --              111,250
                                                                     -----------         -----------         ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (5,347)          2,496,180           10,672,777
                                                                     -----------         -----------         ------------

Net Increase (Decrease) in Cash and Equivalents                         (981,087)          2,072,009              844,265
Cash and Cash Equivalents, Beginning of Period                         1,825,352             583,585                    0
                                                                     -----------         -----------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   844,265         $ 2,655,594         $    844,265
                                                                     ===========         ===========         ============

INTEREST PAID DURING PERIOD                                          $     5,723         $     1,001
                                                                     ===========         ===========

See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements of Demegen, Inc. (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and six months ended March 31, 2001 were of a normal, recurring nature. The amounts presented for the six months ended March 31, 2001 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended September 30, 2000 dated December 14, 2000 and in the Quarterly Report on Form 10-QSB of the Corporation for the quarter ended December 31, 2000 dated February 12, 2001, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal or state income tax has been provided for the six months ended March 31, 2001 and 2000 due to existence of unused net operating loss carryforwards.

The Corporation did not pay any income taxes during the six months ended March 31, 2001 and 2000.

NOTE 3 - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                                     FOR THE SIX MONTHS
                                                                                        ENDED MARCH 31,
                                                                                   2001                 2000
                                                                                ------------         -----------

NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Loss                                                                        $ (2,315,306)        $   (381,231)
Preferred stock dividends and accretion amounts                                     (135,074)            (131,609)
                                                                                ------------         ------------
Numerator for basic  and diluted earnings per share--income
   available to common stockholders                                             $ (2,450,380)        $   (512,840)
                                                                                ============         ============

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                                       33,531,426           27,213,528
                                                                                ------------         ============

BASIC AND DILUTED EARNINGS PER SHARE                                            $      (0.07)        $      (0.02)
                                                                                ============         ============


                                                                                      FOR THE THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                    2001                2000
                                                                                ------------         ------------
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Loss                                                                        $ (1,703,208)        $   (393,552)
Preferred stock dividends and accretion amounts                                      (67,758)             (66,007)
                                                                                ------------         ------------
Numerator for basic  and diluted earnings per share--income
   available to common stockholders                                             $ (1,770,966)        $   (459,559)
                                                                                ============         ============

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                                       34,779,778           28,074,516
                                                                                ------------         ============

BASIC AND DILUTED EARNINGS PER SHARE                                            $      (0.05)        $      (0.02)
                                                                                ============         ============

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

NOTE 5 - LICENSE AGREEMENT WITH PURCHASE OPTION

Effective January 1, 2001 the Company entered into a definitive license agreement with an option to purchase with Periodontix, Inc for all of their technologies and rights in related clinical trials, except for Periodontix' photodynamic technology. The transaction is structured under a short-term license agreement to permit the Company a period of time to evaluate Periodontix's technology and obtain the necessary funds to support the additional research, prior to exercising the purchase option. The terms or the agreement are as follows:

o On December 15, 2000 the Company made a $50,000 good faith non-refundable payment to Periodontix

o During February 2001 the Company issued Periodontix 2.3 million restricted common shares of the Company's Common Stock and warrants to purchase up to 2.3 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five year term and are callable by the Company if the price of the Company's common Stock trades above $2.50 per shares for twenty consecutive trading days.

o On April 2, 2001 Periodontix received the second issuance under the license agreement of 2 million restricted common shares of the Company's Common Stock and warrants to purchase up to 2 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five year term and are callable by the Company if the price of the Company's common Stock trades above $2.50 per shares for twenty consecutive trading days.

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

o As part of the license fee the Company paid $175,000 to Periodontix on April 2, 2001 and is obligated to make a second $175,000 payment to Periodontix on December 1, 2001.

The initial license payment of restricted common stock and warrants issued to Periodontix was valued at $2.7 million and along with the $0.05 million deposit made in December 2000 are classified as Deferred Licensing Fees and are being amortized over the seven month term of the license.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2001 AND 2000

During the six months ended March 31, 2001 ("Fiscal 2001"), grants, license fees and other income increased to $0.78 million compared to $0.49 million in the six months ended March 31, 2000 ("Fiscal 2000"). The fiscal 2001 amount included a $0.4 million grant from the Pacific West Cancer Fund and the National Cancer Coalition to expand efforts to develop therapeutics to treat cancer.

Total expenses increased to $3.1 million from $0.87 million in the corresponding prior fiscal six month period. The increase was due to additional preclinical development activities in the current fiscal six month period and included $1.16 million of amortization of the deferred license fee with Periodontix and the addition of the personnel and operating expenses associated with the license with Periodontix.

Research and development expenditures increased to $1.35 million from $0.42 million in the corresponding prior fiscal six month period. The increase was due to additional preclinical development activities in the current fiscal six month period and includes additional expenditures relative to the aforementioned Periodontix license. General and administrative expenses increased to $0.48 million from $0.36 million in the prior six month period due to the addition of the operation covered by the license with Periodontix from January 1, 2001.

During the six month period ended March 31, 2001 and 2000, the Corporation made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Corporation reported a loss of $2.3 million for the six months ended March 31, 2001 compared net loss of $0.38 million for the six months ended March 31, 2000 as a direct result of the factors discussed above.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

During the three months ended March 31, 2001, grants, license fees and other income increased to $0.59 million compared to $0.06 million in the three months ended March 31, 2000. The fiscal 2001 amount included a $0.4 million grant from the Pacific West Cancer Fund and the National Cancer Coalition to expand efforts to develop therapeutics to treat cancer.

Total expenses increased to $2.3 million from $0.46 million in the corresponding prior fiscal quarter. The increase was due to additional preclinical development activities in the current fiscal quarter and included $1.16 million of amortization of the deferred license fee with Periodontix and the addition of the personnel and operating expenses associated with the license with Periodontix.

Research and development expenditures increased to $0.85 million from $0.22 million in the corresponding prior fiscal quarter. The increase was due to additional preclinical development activities in the current fiscal quarter and includes additional expenditures relative to the aforementioned Periodontix license. General and administrative expenses increased to $0.23 million from $0.19 million in the prior quarter.

During the quarters ended March 31, 2001 and 2000, the Corporation made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Corporation reported a loss of $1.7 million for the three months ended March 31, 2001 compared net loss of $0.39 million for the three months ended March 31, 2000 as a direct result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2001, the Corporation's cash decreased by $0.98 million to $0.84 million.

The cash decrease was due $0.86 million of cash used by operating activities and $0.12 million of cash used by investing activities.

Cash flows used by operating activities totaled $0.86 million in the six months ended March 31, 2001. Cash outflows included the net loss of $2.32 million and a $0.06 million decrease in accounts payable and other liabilities. These cash outflows were partially offset by cash inflows which principally included a $0.12 million increase in unearned revenue, $0.16 million for stock issued for services and stock based compensation and $1.26 million of depreciation and amortization.

Cash flows used by investing activities totaled $0.12 million in the six months ended March 31, 2001 and included the $0.05 million cash payment as part of the Periodontix license and purchase option agreements and $0.07 million for the purchase of equipment and patent related activities.

The $0.005 million of cash utilized by financing activities consisted of $0.02 principal payments on notes partially offset by $0.01 million of proceeds from an equipment loan and $0.01 million from the exercise of stock options.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On February 16, 2001 the Annual Meeting of the Stockholders of Demegen, Inc. was held in Pittsburgh, PA. At the meeting all of management's nominees for director were elected directors of the Corporation and Ernst & Young LLC was ratified as the Corporations auditors for Fiscal 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
                               EXHIBIT INDEX
                        EXHIBIT NO. AND DESCRIPTION
                                                            PAGES OF SEQUENTIAL
                                                              NUMBERING SYSTEM





(b)     Reports on Form 8-K

The registrant filed a current report on Form 8-K on February 20, 2001 disclosing the license agreement with Periodontix, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DEMEGEN, INC.


                                         By /s/Richard D. Ekstrom
                                            ------------------------------------
                                            Richard D. Ekstrom
                                            Chairman and Chief Executive Officer




Date:  May 3, 2001