Form 10QSB
period 2001-06-30
DEMEGEN INC
filed 2001-08-14
CIK 1077596

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR


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

As of August 3, 2001, there were 43,942,778 shares of the registrant's common stock outstanding.


Transitional Small Business Disclosure Format (check one)

Yes        No  X
    ---       ---

                                  DEMEGEN, INC.


                                      INDEX




PART I.      FINANCIAL INFORMATION                                        PAGE

   Item 1.   Financial Statements and Notes to Financial Statements

        (a)  Condensed Balance Sheets as of June 30, 2001 (unaudited)
             and September 30, 2000                                           3

        (b)  Statements of Operations for the Nine Months Ended
             June 30, 2001 and 2000 and Inception (December 6, 1991)
             to June 30, 2001 (unaudited)                                     4

        (c)  Statements of Operations for the Three Months Ended
             June 30, 2001 and 2000 (unaudited)                               5

        (d)  Statements of Cash Flows for the Nine Months Ended
             June 30,  2001 and 2000 and  Inception (December 6, 1991)
             to June 30, 2001 (unaudited)                                     6

       (e)   Notes to Financial Statements (unaudited)                        7

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       10

PART II.     OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                12

    Signatures                                                               13

                          PART I. FINANCIAL INFORMATION
                                  DEMEGEN, INC
                            CONDENSED BALANCE SHEETS

                                                                             JUNE 30,             SEPTEMBER 30,
                                                                              2001                    2000*
                                                                          ------------           --------------
ASSETS                                                                     (UNAUDITED)
CURRENT ASSETS
Cash and short-term investments                                           $    822,556           $  1,825,352
Accounts receivable and other assets                                            13,534                 22,409
                                                                          ------------           ------------

TOTAL CURRENT ASSETS                                                           836,090              1,847,761

PROPERTY, PLANT AND EQUIPMENT                                                  387,614                365,801
Less:  accumulated depreciation                                               (254,417)              (208,971)
                                                                          ------------           ------------
                                                                               133,197                156,830

INTANGIBLE ASSETS                                                              651,830                604,837
Less:  accumulated amortization                                               (333,836)              (297,836)
                                                                          ------------           ------------
                                                                               317,994                307,001
                                                                          ------------           ------------

DEFERRED LICENSE FEE                                                         4,848,000                     --
Less:  accumulated amortization                                             (3,923,716)                    --
                                                                          ------------           ------------
                                                                               924,284                     --
                                                                          ------------           ------------

OTHER ASSETS                                                                    27,016                     --
                                                                          ------------           ------------

TOTAL ASSETS                                                              $  2,238,581           $  2,311,592
                                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable                                                          $    639,166           $    263,303
Accrued payroll                                                                     --                 97,261
Unearned revenue                                                               160,000                     --
Other accrued liabilities and unearned revenue                                  79,241                 73,789
                                                                          ------------           ------------

TOTAL CURRENT LIABILITIES                                                      878,407                434,353

OTHER LONG-TERM LIABILITIES                                                    469,681                477,441
                                                                          ------------           ------------

TOTAL LIABILITIES                                                            1,348,088                911,794

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                       2,237,074              2,033,787

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Common stock                                                                    38,541                 32,305
Warrants                                                                     3,522,354              1,287,004
Additional paid-in capital                                                  17,745,335             14,619,089
Deferred Compensation                                                         (279,496)              (343,999)
Subscription Receivable                                                       (244,344)              (188,511)
Deficit accumulated during the development stage                           (22,128,971)           (16,039,877)
                                                                          ------------           ------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                             (1,346,581)              (633,989)
                                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT (CAPITAL DEFICIENCY)          $  2,238,581           $  2,311,592
                                                                          ============           ============

*Derived from audited financial statements.
See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS             INCEPTION
                                                                          ENDED JUNE 30,             (DECEMBER  6, 1991)
                                                           -----------------------------------               TO
                                                               2001                  2000               JUNE 30, 2001
                                                           ------------           ------------       -------------------
INCOME                                                     $    946,107           $    708,347           $  5,526,369

EXPENSES:
Research and development                                      2,040,432              1,208,238              9,094,298
General & administration                                        729,098                529,037             11,111,250
Interest                                                         15,187                  9,825              1,012,118
Depreciation and amortization                                 4,047,192                121,682              4,625,254
                                                           ------------           ------------           ------------

TOTAL EXPENSES                                                6,831,909              1,868,782             25,842,920
                                                           ------------           ------------           ------------

NET LOSS                                                     (5,885,802)            (1,160,435)           (20,316,551)

Preferred dividend and accretion amounts                       (203,287)              (198,054)            (1,812,420)
                                                           ------------           ------------           ------------

NET LOSS APPLICABLE TO COMMON STOCK                        $ (6,089,089)          $ (1,358,489)          $(22,128,971)
                                                           ============           ============           ============


LOSS PER SHARE OF COMMON STOCK, BASIC AND DILUTED          $      (0.17)          $      (0.05)
                                                           ============           ============


WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                    34,955,214             28,904,418
                                                           ============           ============




See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS
                                                                            ENDED JUNE 30,
                                                                   ------------------------------
                                                                         2001             2000
                                                                   -------------     ------------
INCOME                                                             $     170,130     $    222,171

EXPENSES:
Research and development                                                 691,247          789,967
General & administration                                                 252,343          167,042
Interest                                                                   5,595            4,375
Depreciation and amortization                                          2,791,441           39,991
                                                                   -------------     ------------
TOTAL EXPENSES                                                         3,740,626        1,001,375
                                                                   -------------     ------------

NET LOSS                                                              (3,570,496)        (779,204)

Preferred dividend and accretion amounts                                 (68,213)         (66,445)
                                                                   -------------     ------------

NET LOSS APPLICABLE TO COMMON STOCK                                $  (3,638,709)    $   (845,649)
                                                                   =============     ============


LOSS PER SHARE OF COMMON STOCK, BASIC AND DILUTED                  $       (0.10)    $      (0.03)
                                                                   =============     ============


WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                             37,802,789       32,300,637
                                                                   =============     ============






See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THE NINE MONTHS                 INCEPTION
                                                                                    ENDED JUNE 30,               (DECEMBER 6, 1991)
                                                                       -----------------------------------              TO
                                                                            2001                  2000             JUNE 30, 2001
                                                                       ------------           ------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (5,885,802)          $ (1,160,435)         $(20,316,551)
Adjustments to Reconcile Net Loss to Cash:
    Depreciation and amortization                                         4,047,192                121,682             4,625,254
    Stock issued for services                                               136,667                     --             2,026,867
    Stock based compensation                                                 64,503                     --               107,504
    Issuance of stock and options to employees and directors                     --                353,151             2,041,440
    Warrants issued for interest                                                 --                     --               286,434
    Other                                                                   (19,418)                 2,126                65,258
Changes in Assets and Liabilities
  Other than Cash:
    Accounts receivable                                                      12,875                (38,213)               (9,534)
    Prepaid expenses and current assets                                      (4,000)                13,471                (4,000)
    Accounts payable and other liabilities                                   83,628                (81,987)            1,506,066
    Unearned revenue                                                        160,000                (68,750)              160,000
                                                                       ------------           ------------          ------------
NET CASH USED BY OPERATING ACTIVITIES                                    (1,404,355)              (858,955)           (9,511,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Intangible assets                                                       (48,912)                    --              (408,280)
    Payment for license agreement                                          (225,000)                    --              (225,000)
    Purchase of property, plant and equipment                               (21,847)               (10,589)             (408,344)
                                                                       ------------           ------------          ------------
NET CASH USED BY INVESTING ACTIVITIES                                      (295,759)               (10,589)           (1,041,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                        8,544                150,000             1,307,153
    Principal payments on debt                                              (34,663)               (16,636)             (131,827)
    (Decrease) increase in payable to employees and directors                    --                  7,915             2,687,962
    Net proceeds from issuance of equity instruments                        717,187              2,374,231             7,400,904
    Proceeds from exercise of stock options                                   6,250                     --               111,250
                                                                       ------------           ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   697,318              2,515,510            11,375,442
                                                                       ------------           ------------          ------------

Net Increase (Decrease) in Cash and Equivalents                          (1,002,796)             1,645,966               822,556
Cash and Cash Equivalents, Beginning of Period                            1,825,352                583,585                     0
                                                                       ------------           ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    822,556           $  2,229,551          $    822,556
                                                                       ============           ============          ============

INTEREST PAID DURING PERIOD                                            $     13,312           $      6,075
                                                                       ============           ============



See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements of Demegen, Inc. (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and nine months ended June 30, 2001 were of a normal, recurring nature. The amounts presented for the nine months ended June 30, 2001 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended September 30, 2000 dated December 14, 2000, in the Quarterly Report on Form 10-QSB of the Corporation for the quarter ended December 31, 2000 dated February 12, 2001 and in the Quarterly Report on Form 10-QSB of the Corporation for the quarter ended March 31, 2001 dated May 4, 2001, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal or state income tax has been provided for the nine months ended June 30, 2001 and 2000 due to existence of unused net operating loss carryforwards.

The Corporation did not pay any income taxes during the nine months ended June 30, 2001 and 2000.

NOTE 3 - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                        FOR THE NINE MONTHS
                                                                          ENDED JUNE 30,
                                                                      2001                2000
                                                                  ------------        ------------
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Loss                                                          $ (5,885,802)       $ (1,160,435)
Preferred stock dividends and accretion amounts                       (203,287)           (198,054)
                                                                  ------------        ------------
Numerator for basic  and diluted earnings per share--income
   available to common stockholders                               $ (6,089,089)       $ (1,358,489)
                                                                  ============        ============

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                         34,955,214          28,904,418
                                                                  ============        ============

BASIC AND DILUTED EARNINGS PER SHARE                              $      (0.17)       $      (0.05)
                                                                  ============        ============

                                                                        FOR THE THREE MONTHS
                                                                            ENDED JUNE 30,
                                                                       2001                2000
                                                                  ------------        ------------
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Loss                                                          $ (3,570,496)       $   (779,204)
Preferred stock dividends and accretion amounts                        (68,213)            (66,445)
                                                                  ------------        ------------
Numerator for basic  and diluted earnings per share--income
   available to common stockholders                               $ (3,638,709)       $   (845,649)
                                                                  ============        ============

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                         37,802,789          32,300,637
                                                                  ============        ============

BASIC AND DILUTED EARNINGS PER SHARE                              $      (0.10)       $      (0.03)
                                                                  ============        ============

NOTE 4 - UNEARNED REVENUE

During the fourth quarter of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which clarifies the accounting rules for revenue recognition in financial statements. The implementation date is no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAS 101 in the first quarter of Fiscal 2001. Implementation of SAB 101 resulted in the deferral of $280,000 of revenue received from Dow AgroSciences during the first quarter of Fiscal 2001 in the form of a minimum annual royalty and a semi-annual research support fee. These revenues are being amortized into income over the twelve month and six month period of the royalty and fee and will be fully recognized by September 30, 2001.

NOTE 5 - LICENSE AGREEMENT WITH PURCHASE OPTION

Effective January 1, 2001 the Company entered into a definitive license agreement with an option to purchase with Periodontix, Inc for all of their technologies and rights in related clinical trials, except for Periodontix' photodynamic technology. The transaction is structured under a short-term license agreement to permit the Company a period of time to evaluate Periodontix's technology and obtain the necessary funds to support the additional research, prior to exercising the purchase option. The terms of the agreement are as follows:

o On December 15, 2000, the Company made a $50,000 good faith non-refundable payment to Periodontix

o During February 2001, the Company issued Periodontix 2.3 million restricted shares of the Company's Common Stock and warrants to purchase up to 2.3 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five year term and are callable by the Company if the price of the Company's common Stock trades above $2.50 per share for twenty consecutive trading days.

o On April 2, 2001, Periodontix received the second issuance under the license agreement of 2 million restricted shares of the Company's Common Stock and warrants to purchase up to 2 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five year term and are callable by the Company if the price of the Company's Common Stock trades above $2.50 per share for twenty consecutive trading days.

o On July 16, 2001, under the license agreement, the Company exercised its option to purchase the aforementioned technologies, free and clear of all liens and to terminate the license by the issuance of 4.7 million restricted shares of the Company's Common Stock and warrants to purchase up to 4.7 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five year term and are callable by the Company if the price of the Company's Common Stock trades above $2.50 per share for twenty consecutive trading days.

o On January 1, 2001 the Company hired selected Periodontix employees to facilitate the clinical trials and other tasks related to the combined company.

o Beginning January 1, 2001 the Company agreed to pay Periodontix for rent and utilities at their office and other operating costs.

o As part of the license fee, the Company paid $175,000 to Periodontix on April 2, 2001 and is obligated to make a second $175,000 payment to Periodontix on December 1, 2001.

The initial (February 2001) license payment of restricted common stock and warrants issued to Periodontix was valued at $2.7 million and along with the $0.05 million deposit made in December 2000 are classified as Deferred Licensing Fees and are being amortized over the seven month term of the license.

The second (April 2001) license payment of restricted common stock and warrants issued to Periodontix was valued at $1.78 million and along with the two $0.175 million payments that the Company is obligated to make are classified as Deferred Licensing Fees and are being amortized over the remaining four month term of the license.

NOTE 6 - PRIVATE PLACEMENT OF SECURITIES

During the third quarter of Fiscal 2001, the Company made a private placement of its securities to institutional and other accredited investors raising $0.88 million of which $0.155 million was in the form of prepaid services with the remainder of $0.73 million in cash. The private placement resulted in the sale of 1.76 million restricted shares of Common Stock and warrants to purchase an additional 1.76 million shares of the Company's Common Stock.

The investors were offered one unit at $0.50 per unit. Each unit consisted of one share of restricted Common Stock and a warrant to purchase one share of the Company's common stock for $0.75 per share. The warrant expires the earlier of May 31, 2006 or 60 days after a call by the Company. The Company may call the warrants at any time, provided that the price of the Company's common stock has been in excess of $1.50 per share for each of the twenty consecutive trading days immediately preceding the date of the call. Upon receipt of the call, warrant holders shall have sixty days to elect to exercise all or a portion of the warrants.

Pricing of the securities was determined based on several factors, including reference to market price of the Company's Common Stock, the holding period requirement of restricted stock, and the Company's need for additional funding for development of pharmaceutical products.

Funds raised will be utilized to fund the Company's working capital and product development efforts.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2001 AND 2000

During the nine months ended June 30, 2001 ("Fiscal 2001"), grants, license fees and other income increased to $0.95 million compared to $0.71 million in the nine months ended June 30, 2000 ("Fiscal 2000"). The fiscal 2001 amount included a $0.4 million grant from the Pacific West Cancer Fund and the National Cancer Coalition to expand efforts to develop therapeutics to treat cancer.

Total expenses increased to $6.8 million from $1.9 million in the corresponding prior fiscal nine month period. The increase was due to additional preclinical development activities in the current fiscal nine month period and included
$3.9 million of amortization of the deferred license fee with Periodontix and the addition of the personnel and operating expenses associated with the license with Periodontix.

Research and development expenditures increased to $2.0 million from $1.2 million in the corresponding prior fiscal nine month period. The increase was due to additional preclinical development activities in the current fiscal nine month period and includes additional expenditures related to the aforementioned Periodontix license. General and administrative expenses increased to $0.73 million from $0.53 million in the prior nine month period due to the addition of the operation covered by the license with Periodontix from January 1, 2001.

During the nine month periods ended June 30, 2001 and 2000, the Corporation made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Corporation reported a net loss of $5.9 million for the nine months ended June 30, 2001 compared to the net loss of $1.2 million for the nine months ended June 30, 2000 as a direct result of the factors discussed above.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

During the three months ended June 30, 2001, grants, license fees and other income decreased to $0.17 million compared to $0.22 million in the three months ended June 30, 2000.

Total expenses increased to $3.7 million from $1.0 million in the corresponding prior fiscal quarter. The increase was due to the $2.76 million of amortization of the deferred license fee with Periodontix.

Research and development expenditures decreased to $0.69 million from $0.79 million in the corresponding prior fiscal quarter. The decrease was due to the timing of preclinical development activities. General and administrative expenses increased to $0.25 million from $0.17 million in the prior quarter.

During the quarters ended June 30, 2001 and 2000, the Corporation made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Corporation reported a loss of $3.6 million for the three months ended June 30, 2001 compared to the net loss of $0.8 million for the three months ended June 30, 2000 as a direct result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2001, the Corporation's cash decreased by $1.0 million to $0.82 million. The cash decrease was due $1.4 million of cash used by operating activities and $0.3 million of cash used by investing activities which were partially offset by $0.7 million of cash generated by financing activities.

Cash flows used by operating activities totaled $1.4 million in the nine months ended June 30, 2001. Operating activities included the net loss of $5.9 million. This amount was significantly adjusted by certain non-cash items which principally included a $0.16 million increase in unearned revenue, $0.2 million for stock issued for services and stock based compensation and $4 million of depreciation and amortization and a $0.08 million increase in accounts payable and other liabilities.

Cash flows used by investing activities totaled $0.3 million in the nine months ended June 30, 2001 and included the $0.23 million cash payment as part of the Periodontix license and purchase option agreements and $0.07 million for the purchase of equipment and patent related activities.

The $0.7 million of cash provided by financing activities consisted of $0.7 million net proceeds from the private placement of securities, $0.01 million of proceeds from an equipment loan and $0.01 million from the exercise of stock options. These cash inflows were partially offset by $0.03 principal payments on debt.

During the nine months ended June 30, 2000, the Corporation's cash increased by $1.65 million to $2.23 million. The cash increase was due to $2.5 million of cash provided by financing activities partially offset by $0.86 million of cash used by operating activities and $0.01 million of cash used by investing activities for the purchase of equipment.

The $2.5 million of cash provided by financing activities consisted of $2.37 million net proceeds from the private placement of securities and a $0.15 million loan received from a local foundation. The loan matures on February 28, 2005 with interest at 5%. The loan is to fund program related research.

Cash flows used by operating activities totaled $0.86 million. The operating activities included the net loss of $1.16 million, a $0.04 million increase in accounts receivables, a $0.08 million decrease in accounts payable and other liabilities and a $0.07 million decrease in unearned revenue. These cash outflows were partially offset by cash inflows which principally included $0.36 million of non-cash compensation related to the issuance of restricted common stock and below market stock options in connection with the hiring of a Chief Operating Officer - Pharmaceutical Products and $0.12 million of depreciation and amortization.

The Company believes that it has adequate liquidity to fund its operations through the remainder of its fiscal year ending September 30, 2001. On a longer term basis, it will be necessary for the Company to access additional funding so that it can continue to fund the Phase I and Phase II testing of its therapeutic agents. Without such additional long-term funding, the Company's research and development activities will need to be significantly curtailed. The curtailment of these activities will reduce the Company's ability to ultimately transform itself from the development stage to a commercially viable entity. This funding may be in the form of a private placement of equity securities or secondary issuance of securities into the market or a combination thereof. With respect to private placements, there can be no assurance that such future private placements will be similar as to price or terms as prior private placements of the Company's securities.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:
                               EXHIBIT INDEX
                        EXHIBIT NO. AND DESCRIPTION
                                                             PAGES OF SEQUENTIAL
                                                                NUMBERING SYSTEM


Exhibit 3 (ii)    Amended and Restated By-Laws of Demegen, Inc.

Exhibit 99 Letter dated June 28, 2001 from CEO Venture Fund III to Consent to Increase the Number of Directors and Amend the Amended and Restated By-Laws of the Company


(b)      Reports on Form 8-K


        None

The registrant filed the following Current Reports on Form 8-K subsequent to June 30, 2001.

Current Report on Form 8-K dated July 31, 2001 announcing the completion of the acquisition of Periodontix, Inc. by the registrant and the execution of the Asset Purchase Agreement (dated July 16, 2001) between the registrant and Periodontix, Inc.

Current Report on Form 8-K dated August 2, 2001 announcing the completion of the registrant's private placement of securities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               DEMEGEN, INC.




                               By  /s/Richard D. Ekstrom
                                   -----------------------------------
                                   Richard D. Ekstrom
                                   Chairman and Chief Executive Officer
                                   (Principal Financial and Accounting Officer)





Date:  August 13, 2001