Form 10KSB
period 2001-09-30
DEMEGEN INC
filed 2002-01-11
CIK 1077596

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $14,527,517 as of December 6, 2001, computed on the basis of the average of the bid and asked prices on such date.

As of December 6, 2001 there were 44,022,778 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant's total revenue for the fiscal year ended September 30, 2001 was $1,111,004.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.




--------------------------------------------------------------------------------
                                                                          Page 1

                                     PART I

ITEM 1 - BUSINESS

THE COMPANY

The Company is a clinical stage biopharmaceutical company, which discovers designs and develops natural and novel peptides for the treatment of infectious diseases and cancer. The primary drugs under development target significant markets for which there are few, if any, satisfactory alternatives. These include treatment for oral candidiasis, a disease prevalent in HIV patients, a treatment for Pseudomonas in Cystic Fibrosis ("CF") patients, a disease that can be fatal to children, and a treatment for glioblastoma, a form of head and neck cancer that has a very low survival rate. During Fiscal 2001 the Company acquired most of the assets of Periodontix, Inc., another peptide therapeutic company, thereby nearly doubling its technology assets and product pipeline. Synergies between the two companies will enhance and accelerate the development of products built on complementary peptide platforms. A number of additional applications for preventing or treating infectious disease are also in the development pipeline. In addition to pharmaceutical products, the Company's technology is being applied to the development of enhanced agricultural products and a number of development partners are already in place.

The Company has assembled a skilled and experienced management team, backed up by a knowledgeable and active board of directors and scientific collaborators. The Company's business strategy is structured to efficiently leverage in-house core strengths with the in-depth disease and product knowledge of its scientific and commercial partners. This strategy permits simultaneous development of multiple products, thereby reducing risk and expanding opportunities.

The Company has licensed or been assigned twenty issued United States patent and eight international patents. These include composition of matter claims for over sixty new molecules. These technologies covered by these patents are a platform for a number of product applications.

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

In 2000, peptide drugs accounted for worldwide sales of some $3.4 billion, which represents only about 4% of the overall pharmaceutical market, and are estimated to be growing at the rate of 10-15% per year. Examples include Copaxone, Zoladex, Vancomycin, and Bacitracin. Over three hundred naturally occurring peptides have been identified. The Company's peptides, however, are all novel products not found in nature, and include a variety of structural forms incorporating unique design characteristics of the co-founder and Chief Scientist of the Company. The development and expansion of proteomic and genomic tools will expand the market opportunities for new peptide and protein products.

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


--------------------------------------------------------------------------------

The market opportunities for each of the Company's target products are substantial and in most cases address unmet medical needs. The emergence of multi-drug resistant bacteria is a major problem, especially for hospitalized patients.

While the Company is primarily focused on developing new pharmaceuticals, it also holds unique patents related to the use of its technologies in agricultural applications and has attracted a number of partners. The partnerships are essentially self-funded and do not consume equity investments. The partners perform and pay for nearly all the cost of developing a crop incorporating the Company's technology. As individual crops are commercialized, milestone payments and/or royalties will be paid to the Company. Independent consultants have validated the market potential for these applications and researchers at universities and the United States Department of Agriculture have been advocates for the Company's technology. The Company had an agreement covering substantially all agricultural applications with Dow AgroSciences. On October 31, 2001 Dow AgroSciences notified the Company that it was exercising its right to terminate the agreement.

The Company expects to market and sell products that address niche markets and license applications that require extensive Phase III clinical trials and commercialization capabilities. Large pharmaceutical companies look to biotechnology companies as sources of new products. The biotechnology companies are usually able to discover new technologies and complete early clinical trials much more efficiently than the large pharmaceutical companies. For a small biotech company beyond the discovery phase, two elements are critical for success. One is having the right people skills to solve technical issues and the second is having sufficient technology diversity to overcome application failures that may occur and to efficiently discontinue low probability opportunities. To address these issues, the Company believes that technology acquisitions or mergers are an important and inevitable component of its long-term success. Consequently, the Company will actively seek strategic alliances with other biotechnology companies where there are opportunities to enhance shareholder value, reduce risks and expand its technology platforms.

In June 1998, the Company received a $2 million equity investment from the CEO Venture Fund of Pittsburgh, PA. Other rounds with private investors raised $2.8 million and $1.3 million in March 2000 and May 2001, respectively. Since 1992, the Company has raised over $16 million in equity.

OPERATIONS

The Company's corporate headquarters is located in Pittsburgh, Pennsylvania and it comprises approximately 2,400 square feet with about one-third devoted to laboratory space. The Watertown site (formerly Periodontix) comprises approximately 6,200 square feet of leased space with over one-third devoted to laboratory space for development of pharmaceutical products. The Company has also developed close working relationships with several universities. This strategy has enabled the Company to accomplish more with less. Significant major laboratory infrastructure has been avoided and development programs can be easily accelerated or slowed to adjust for scientific or technical challenges that inevitably arise during drug development, but without the people inefficiencies that occur when everything is performed in-house.

It is worth noting that since the Company's inception, many millions of dollars, in addition to the use of sophisticated laboratories, has been expended by universities, government agencies, and private foundations developing products using the Company's technologies, but with the Company maintaining commercial rights and control. These expenditures (not reflected in the Company's financial statements), as well as the number of different organizations participating, confirm the broad acceptability and confidence in the Company's technology.

PERIODONTIX ASSET ACQUISITION

As part of the Company's continuing effort to build shareholder value, the Company acquired substantially all the assets of Periodontix, Inc. ("Periodontix") in July 2001. In seeking an acquisition candidate, the Company's goal was to broaden the Company's peptide technology platform, increase the value of the Company to attract




--------------------------------------------------------------------------------
institutional investors, strengthen the depth of people skills, expand laboratory capability, and defuse risk.

In evaluating Periodontix a number of attractive attributes were identified that were not generally visible. Because of its name, Periodontix appeared to be focused just on dental applications - gingivitis and periodontitis. These are important opportunities, but with a difficult commercialization path. Dentists are not prolific drug prescribers; therefore the ultimate market is the over-the-counter market which requires a very low cost active ingredient. Additionally, a large pharmaceutical partner would require much more proof before they would be interested; finally the next clinical trials would be long, large, and with difficult end points.

However, the initial Periodontix patents and all the preliminary work in the development of the P113 molecules was against fungal pathogens and subsequent research showed efficacy against important Cystic Fibrosis pathogens. There was already an approved Investigator New Drug Application ("IND") for oral candidiasis and the Cystic Fibrosis Foundation had already funded an initial evaluation against Pseudomonas. Although the research yielded positive results, prior ownership had made no request for additional funding. The Company saw the opportunity to shift focus to medical diseases - ones that addressed unmet medical needs, were much higher profile in terms of attracting investor interest, where additional funding support appeared to be relatively easy to obtain, and where the next clinical trials were smaller, with clearer endpoints, and more likely to attract larger partners.

In addition to the technology, the Company saw the opportunity to retain a core team of excellent peptide scientists whose skill base complimented those at the Company. In addition, a well-equipped excellent microbiology and development laboratory was acquired along with substantial GMP clinical materials.

Negotiations began in late 2000 and the transaction was completed in a series of steps by July 2001. The total payments for the asset acquisition were nine million shares of the Company's common stock and warrants to purchase nine million shares of the Company's common stock with a $1.25 exercise price, plus $350,000 in cash payable over time for Periodontix' fee to their investment banker. The warrants are callable if the Company share price exceeds $2.50 per share for twenty days. In order to satisfy the needs of both parties, the transaction involved two major steps. About half the payment was made in return for a license to the technology. For accounting purposes, this was written off over the seven-month term of the license because it provided the Company with the opportunity to further evaluate Periodontix without committing to an acquisition. The balance of the payment, made in July 2001, was treated as acquisition consideration

Assessing the transaction, the Company acquired two well-developed molecules that were further along the clinical trial path than the molecules at the Company, along with people and facilities capable of advancing both the Periodontix molecules as well as the Company's. In effect, the transaction substantially increased the Company's technology platform and capabilities with moderate dilution.


PHARMACEUTICAL PRODUCTS

A major problem, which strongly encourages the development of a new class of antibiotic agents, is that many common pathogens are becoming resistant to the therapeutics that have treated patients for the last forty years. Each year in the United States, about two million cases of infection are contracted by people while they are hospitalized. Infection remains the principal cause of death of hospitalized patients in the United States, and one of the leading causes of all deaths throughout the world. Treatment of infection is a rapidly increasing concern because of the exponential rate of emergence of antibiotic-resistant bacteria, compounded by the lack of new antibiotic options effective against these organisms. The total worldwide anti-infective annual market is estimated to be over $25 billion. The topical anti-infective annual market is estimated to be $2 billion worldwide.


--------------------------------------------------------------------------------

The Company is developing products for treating or preventing bacterial and fungal diseases. In addition, certain cancer tumors are also suitable targets for the Company's peptide-based therapeutics.

ORAL RINSE FOR CANDIDIASIS

Candida species are fungi, which are part of the normal flora of humans and the environment. C. albicans, the most commonly identified human pathogen, usually lives in balance with the other microorganisms in the body. When this balance is disturbed by immune system changes (AIDS, immunosuppressants), broad-spectrum antibiotics, or mucous barrier disrupters, endogenous C. albicans can become pathogenic and cause disease. Candidiasis has emerged as the most common opportunistic fungal disease.

The Company is developing a novel, synthetic antimicrobial peptide in a rinse formulation for the treatment and prevention of oral candidiasis. This condition, also known as thrush, is an AIDS-related opportunistic illness that is highly prevalent in HIV-infected individuals. Up to 40% of AID patients' experience symptoms of oral candidiasis. Other immunocompromised individuals, including cancer patients receiving chemotherapy, are also susceptible to oral fungal infections. The disease causes pain, inability to eat, and increases the risk of additional infection. If the infection becomes systemic, it can be life threatening. Resistance to current therapies is increasing. Oral candidiasis outbreaks often recur and maintenance therapy may be needed.

The product under development by the Company is an alcohol-free mouthrinse that can be swallowed to help protect the esophagus from infection. The rinse contains a novel active ingredient, P113L, which is a 12 amino-acid antimicrobial peptide that has demonstrated a high level of in vitro activity against Candida albicans, including drug-resistant HIV patient isolates. The benefits of this product over current treatments are its demonstrated safety in humans, which is related to its natural origin, and the reduced risk of drug resistance due to P113L's unique mechanism of action. P113L is based on naturally occurring antimicrobial proteins found in human saliva called "histatins," which play an important role in the body's natural defense against disease.

An active IND for this product is in place, with a Phase 1/2 clinical trial expected to be initiated in 2002 in HIV patients with oral candidiasis. P113L is protected with composition of matter and use patents in the USA and abroad. The Company intends to add value to this opportunity while seeking a pharmaceutical partner to complete its development plan, obtain regulatory approval, market and distribute the product. However, we cannot be certain after further study that this oral rinse for candidiasis will prove to be safe and effective in reducing the severity of candidiasis in cancer patients receiving chemotheropy or in AIDS patients, will obtain regulatory approval or will be successfully commercialized.

SAFETY
The amino acid sequence of P113L is derived from histatins, which are compounds found naturally in human saliva. Toxicology studies performed to date as well as experience in the clinic with a P113L mouthrinse being developed for the treatment of gingivitis have shown P113L to be safe and well tolerated. The gingivitis product has progressed through Phase 2 clinical studies and has been tested in over 300 subjects.

EFFICACY
The antimicrobial activity of histatins was initially established using Candida albicans. Activity against this organism was used in a screen of histatin peptide fragments which lead to the discovery of P113L as being the smallest histatin fragment which retained antimicrobial activity equivalent to that of the parent compound. Additional in vitro testing has shown that P113L has very potent activity against a variety of isolates of C. albicans, C. glabrata, C. parapsilosis and C. tropicalis, all with MIC values of 3.1 (mu)g/mL or less. Resistance to fluconazole had no bearing on the sensitivity of these organisms to P113L.

P113L has also been shown to have very potent antibacterial activity against a variety of organisms. In vitro testing has shown P113L to be effective against both Gram (-) and (+) species including E. coli, H. influenzae, P. aeruginosa, S.


--------------------------------------------------------------------------------
typhimurium, S. aureus, S. epidermidis, S. mutans and S. sobrinus. In the case of P aeruginosa and S. aureus, antibacterial activity has been demonstrated against a variety of clinical isolates, many of which were resistant to traditional antibiotics. For both bacteria and fungi, P113L has been shown to kill cells as opposed to simply inhibiting their growth. Experiments conducted using P. aeruginosa have shown that P113L acts by binding to the cell surface, kills very quickly (within minutes), and acts by permeablizing both the outer and inner membranes of the cell.

P113L has been shown to bind to tissues in the oral cavity. In a clinical study, it was shown that approximately 30% of the peptide administered in a mouthrinse was retained in the oral cavity following rinsing.

MARKET OPPORTUNITY
Up to 40% of AIDS patients' experience symptoms of oral candidiasis. The disease causes pain, inability to eat, and increases the risk of additional infection. Resistance to current therapies is increasing. Oral candidiasis outbreaks often recur and maintenance therapy may be needed. It has been recommended that all AIDS patients receive prophylactic treatment for oral candidiasis.


ORAL RINSE FOR MUCOSITIS ASSOCIATED INFECTIONS

The Company is developing a novel, synthetic antimicrobial peptide in a rinse formulation for the treatment and prevention of infections associated with oral mucositis. This condition is a common side effect of chemotherapy and radiation therapy in patients with head and neck cancer as well as patients undergoing bone marrow transplantation. These treatments can cause lesions to form in the oral cavity as a result of damage to the oral mucosa, which can then become infected. Oral mucositis is often mentioned as one of the single worst side effects of chemotherapy and radiation therapy due to the severe pain and difficulty in eating that result from this condition. The symptoms can become so severe that they can interfere with the completion of cancer treatments. There is currently no efficacious standard of care for this debilitating condition.

The oral rinse being developed by the Company contains a novel active ingredient, P113L, which is a 12 amino-acid antimicrobial peptide. P113L is active against a broad spectrum of infectious agents, including the Gram (-) bacteria Pseudomonas aeruginosa, Streptococcus mutans and Streptococcus sobrinus. Also, potent antifungal activity has been demonstrated against Candida albicans and related Candida species, including isolates resistant to fluconazole.

A Phase 2 IND for this product is expected to be submitted early in fiscal 2002 for a clinical trial in cancer patients receiving radiation therapy. P113L is protected with composition of matter and use patents in the USA and abroad. The Company intends to add value to this opportunity while seeking a pharmaceutical partner to complete its development plan, obtain regulatory approval, market and distribute the product. However, we cannot be certain after further study that this oral rinse for mucositis associated infections will prove to be safe or effective in reducing the severity of oral mucositis in-patients, will receive regulatory approval or will be successfully commercialized.

SAFETY
The amino acid sequence of P113L is derived from histatins, which are compounds found naturally in human saliva. Toxicology studies performed to date, as well as experience in the clinic with a P113L mouthrinse being developed for the treatment of gingivitis, have shown P113L to be safe and well tolerated. The gingivitis product has progressed through Phase 2 clinical studies and has been tested in over 300 subjects.

EFFICACY
The antimicrobial activity of histatins was initially established using Candida albicans. Activity against this organism was used in a screen of histatin peptide fragments which led to the discovery of P113L as being the smallest histatin fragment which retained antimicrobial activity equivalent to that of the parent compound. Additional in vitro testing has shown that P113L has very potent activity against a variety of isolates of C. albicans, C. glabrata, C. parapsilosis and C.


--------------------------------------------------------------------------------
tropicalis, all with MIC values of 3.1 (mu)g/mL or less. Resistance to fluconazole had no bearing on the sensitivity of these organisms to P113L.

P113L has also been shown to have very potent antibacterial activity against a variety of organisms. In vitro testing has shown P113L to be effective against both Gram (-) and (+) species including E. coli, H. influenzae, P. aeruginosa,
S. typhimurium, S. aureus, S. epidermidis, S. mutans and S. sobrinus. In the case of P aeruginosa and S. aureus, antibacterial activity has been demonstrated against a variety of clinical isolates, many of which were resistant to traditional antibiotics. For both bacteria and fungi, P113L has been shown to kill cells as opposed to simply inhibiting their growth. Experiments conducted using P. aeruginosa have shown that P113L acts by binding to the cell surface, kills very quickly (within minutes), and acts by permeablizing both the outer and inner membranes of the cell.

In addition to their antimicrobial activity, histatins, including P113L, exhibit other biological activities that could have an impact on oral mucositis. For example, P113L has been shown to inhibit bacterial hemagglutination, which could interfere with bacterial colonization of sites where blood is present, and to neutralize lipopolysaccharide (LPS), a potent stimulator of the immune system. P113L also binds to tissues in the oral cavity. In a clinical study, it was shown that approximately 30% of the peptide administered in a mouthrinse was retained in the oral cavity following rinsing.

MARKET OPPORTUNITY
Oral mucositis occurs in 15- 40% of patients receiving standard chemotherapy and 70% to 100% of patients receiving chemotherapy for bone marrow transplant. Furthermore, 100% of patients receiving radiation therapy for head and neck cancers are afflicted with oral mucositis. These cancer treatments damage the oral mucosa, which then becomes infected. The resulting ulceration of the mouth and tongue is extremely painful, in many cases preventing the patient from eating, drinking or sleeping and requiring morphine to relieve the pain. Oral mucositis is often identified by cancer patients as the single worst side effect of chemotherapy and radiation therapy. In addition, the oral lesions can allow bacteria to enter the blood stream causing life-threatening systemic infections.

Currently, the worldwide population of patients with mucositis is estimated at 400,000 to 600,000 patients receiving chemotherapy or radiation, with an additional 48,000 experiencing severe mucositis associated with hematopoietic stem cell transplantation. Approximately 350,000 to 400,000 patients in the USA experience mucositis resulting from these conditions. Mucositis is expected to increase in frequency and severity as oncologists utilize increasingly aggressive cancer treatments in hope of achieving cure.

Severe mucositis necessitates a delay in the chemotherapy schedule or a reduction of the dose, as well as treatment of complications such as pain, dehydration, malnutrition, and infection. There are currently no pharmaceutical agents on the market to effectively prevent or treat oral mucositis.


INHALED P113D FOR LUNG INFECTIONS IN CYSTIC FIBROSIS


CF is a genetic disease, which affects approximately 30,000 individuals in the United States. The gene defect in CF results in altered secretions in a number of organs, including the lung. The thickened mucous in the lungs creates an ideal environment for bacterial infections, particularly of Pseudomonas aeruginosa, to take hold. It is these lung infections which lead to mortality in CF patients.

The Company is developing a novel, synthetic antimicrobial peptide for delivery via inhalation for the treatment and prevention of lung infections in CF patients. Currently, there are a limited number of products approved for the treatment of lung infections in CF patients. Pulmozyme(R) was approved in 1993 to help reduce the viscosity of the mucous in the lungs of CF patients. In 1997, TOBI(TM), tobramycin for inhalation, was approved in the US as the first inhaled antibiotic to treat CF lung infections. TOBI(TM) is given on a one month on/one month off cycle, primarily to


--------------------------------------------------------------------------------
minimize the development of resistant organisms. This dosing regimen and the development of strains resistant to tobramycin presents a clear need for additional inhaled antimicrobials to treat the lung infections associated with CF.

The product under development by the Company is a novel 12 amino-acid antimicrobial peptide, P113D, which can be delivered directly to the lung by aerosolization, using a standard nebulizer. P113D is based on naturally occurring antimicrobial proteins found in human saliva called "histatins," which play an important role in the body's natural defense against disease in the oral cavity. This peptide has demonstrated a high level of in vitro activity against
P. aeruginosa, including drug-resistant patient isolates. Because of its unique mechanism of action, this product is not expected to contribute to drug resistance to classical antibiotics.

The Cystic Fibrosis Foundation (CFF), which provided a $200,000 grant for preclinical studies, is supporting efforts through Phase 2 clinical trials with a grant for $1.5 million. The $1.5 million grant was received by the Company in August 2001. The Company has a clear picture of the path forward to take this product into the clinic, based on the feedback from the FDA to a pre-IND submission. P113D is protected with composition of matter and use patents in the USA and abroad. The Company intends to add value to this opportunity while seeking a pharmaceutical partner to complete its development plan, obtain regulatory approval, and market and distribute the product. However, we can not be certain after further study that P113D solutions for inhalation will prove to be safe and effective in treating and preventing lung infections in CF patients, will receive regulatory approvals or will be successfully commercialized.

SAFETY
The amino acid sequence of P113D is derived from histatins, which are compounds found naturally in human saliva. This peptide has been modified by the incorporation of amino acids in the "D" configuration. Toxicology studies performed to date as well as experience in the clinic with P113L, which is composed of amino acids in the natural "L" configuration, have shown P113L to be safe and well tolerated. Toxicology testing on P113D is in progress.

EFFICACY
P113 was determined to be the smallest histatin fragment which retained antimicrobial activity equivalent to that of the parent compound. Interestingly, synthesizing P113 with D-amino acids gave rise to P113D, a compound that was impervious to enzymatic degradation and maintained the antimicrobial activity of the parent compound. P113D also has very potent in vitro activity against a variety of Gram (-) and (+) bacteria including P. aeruginosa, S. aureus, H. influenzae, S. typhimurium, E. coli, S. epidermidis, S. mutans and S. sobrinus. In the case of P. aeruginosa and S. aureus, antibacterial activity has been demonstrated against a variety of CF patient clinical isolates which are resistant to traditional antibiotics. P. aeruginosa isolates that produce thick alginate secretions (mucoid phenotype) are also susceptible to killing by P113D. For both bacteria and fungi such as Candida albicans, P113D has been shown to kill cells as opposed to simply inhibiting their growth. It has been demonstrated that P113D acts by binding to the cell surface and increasing the permeability of both the outer and inner membranes of the cells of Gram (-) bacteria, killing them within seconds.

For a compound to be effective in treating lung infections associated with CF, it must be stable and maintain activity in the altered mucous environment of the CF lung. P113D has been shown to be stable for days in sputum from CF patients and is able to significantly reduce the number of bacteria in sputum from CF patients. P113D has been shown to work in concert with Pulmozyme(R), an approved drug used by approximately 70% of CF patients, which helps reduce the viscosity of the mucous .

MARKET OPPORTUNITY
CF is a genetic disease that affects approximately 70,000 children and young adults worldwide, with about 30,000 in the United States and another 30,000 in Europe. It is estimated that 60% of these individuals are infected with P. aeruginosa.


--------------------------------------------------------------------------------

DEMEGEL(TM): INFECTED BURN/WOUND PRODUCT

The Company is developing a novel synthetic antimicrobial peptide, in a gel formulation, as a wound-healing product to treat infected burns and wounds. These wounds are typically colonized with highly infectious pathogens that are often resistant to antibiotics. DEMEGEL(TM) is a better treatment for these wounds, or at least as good as the current standards of care, as indicated by in vitro and in vivo results obtained by the Company and its collaborators. DEMEGEL(TM) contains a very low concentration of the active ingredient, D2A21, which is a 23 amino-acid amphipathic peptide. D2A21 is active against many infectious agents, including multidrug-resistant strains of Pseudomonas aeruginosa and Staphylococcus aureus. Also, anti-fungal activity has been demonstrated against Candida albicans, Aspergillus niger, Mucor sp, and Trichophyton mentagrophytes.

D2A21 is protected with composition and use patents in the USA and abroad. The Company intends to add value to this opportunity while seeking a pharmaceutical partner to complete its development plan, obtain regulatory approval, market and distribute the product. However, we cannot be certain after further study that DEMEGEL(TM) will prove to be safe and effective in treating infected burns and wounds, will receive regulatory approval or will be successfully commercialized.

SAFETY
The initial safety profile of D2A21 has been established. The peptide does not inhibit wound healing and is not cytotoxic to cultured keratinocyte skin cells. It is not a dermal irritant, nor does it induce contact sensitization. The peptide is not a mammalian or bacterial mutagen. Acute and chronic systemic toxicity studies have established a safe dose, which is a multiple of the efficacious dose for DEMEGEL(TM).

EFFICACY
In vitro data have shown that Pseudomonas aeruginosa cells are killed within 30 minutes by low dosages of D2A21, and Staphylococcus aureus cells are killed within 2 hours by low dosages of D2A21. Furthermore, no growth of either species was detected at 24 hours after incubation with the peptides. These results have been confirmed in two animal infectivity models. In a standard infected in vivo rodent burn model, D2A21 demonstrated significant antibacterial activity against Pseudomonas aeruginosa, sterilizing burn eschar and decreasing sub-eschar bacterial load, allowing for a markedly significant improvement in survival in this infected burn wound model. The model was employed to evaluate the effects of D2A21 on eschar and subeschar muscle quantitative cultures against Pseudomonas aeruginosa. By day 3 (three) there was a four-fold decrease in subeschar bacterial growth and zero eschar bacterial growth in the D2A21 treated group versus the control group, which had
9.5 x 10(7) eschar colony forming units. In this same model, D2A21 demonstrated significant improvement in percent survival (85% versus 0% in the control group, p < 0.001).

A second model was employed to demonstrate the in vivo efficacy of DEMEGEL(TM) in a standard infected wound model. In this study DEMEGEL(TM) was compared to the standards of care; silver sulfadiazine (SSD) and Sulfamylon. Forty-eight
(48) rodents with full thickness dorsum defects were treated with either DEMEGEL(TM), SSD, Sulfamylon, or control gel daily for 20 days. Survival was 100% for the DEMEGEL(TM) group, 83% for the Sulfamylon group, 50% for control and 33% for SSD treated animals. These results initially demonstrate that DEMEGEL(TM) is better than or at least equal to the current standards of care for the treatment of infected wounds.


MARKET OPPORTUNITY
The use of topical antimicrobial agents has been an important adjunct in the prevention and treatment of burn/wound infections. However, there are several disadvantages to the use of the most common agents, silver sulfadiazine and mafenide acetate (the active ingredient in Sulfamylon), including their substantial ability to inhibit wound healing when applied at clinically effective antimicrobial dosages. In addition, both of these agents are particularly cytotoxic to cultured keratinocyte skin grafts, a procedure used commonly in severely burned patients. Furthermore, the development of multi-drug resistant pathogens in the hospital setting has become an increasingly important problem in the management of major

--------------------------------------------------------------------------------
surgical infections, including those due to burn wounds. Burn wound sepsis remains the most common and serious complication of major burn injury, accounting for over 60% of deaths in burn patients today. Therefore, there is an unmet medical need for novel agents to provide local control of infection, in particular for drug resistant organisms, without inhibiting the normal tissue repair processes. Such agents could have widespread applicability in the management of burn and wound patients in both hospital and out-patient settings. Hospital-related infected burns and wounds affect over 2 million people per year in the USA alone.


PROVENA(TM) VAGINAL MICROBICIDE

The Company is developing a novel, synthetic antimicrobial peptide in a gel formulation for the prevention of sexually transmitted infections (STIs). In both developed and developing countries, there is a compelling need for a female-controlled, over-the-counter method for the prevention of STIs. Condoms are currently the only proven method available to prevent the spread of STIs, but people are either unwilling to use them or unable to negotiate their use. Almost all funding for this project has been supplied either directly or indirectly by the National Institutes of Health ("NIH"). The Company believes that funding will continue to be available for clinical trials, clinical materials and project management support.

ProVena(TM) contains a very low concentration of the active ingredient, D2A21, which is a 23 amino-acid amphipathic peptide. D2A21 is active against many infectious agents, and kills Chlamydia, Gonorrhea, herpes, and HIV. Furthermore, D2A21 spares beneficial lactobacillus organisms and is safe and nonirritating to vaginal tissue. The gel is water-soluble, odorless and colorless. These characteristics make the Company's gel an ideal vaginal microbicide for the prevention of STIs.

D2A21 is protected with composition and use patents in the USA and abroad. The Company intends to add value to this opportunity while seeking a pharmaceutical partner to complete its development plan, obtain regulatory approval, market and distribute the product. However, we cannot be certain after further study ProVena(TM) will prove to be safe and effective in preventing STIs, will receive regulatory approvals or will be successfully commercialized.

SAFETY
The initial safety profile of D2A21 has been established. It is not a dermal irritant, nor does it induce contact sensitization at the recommended dose. The peptide is not a mammalian or bacterial mutagen. Acute and chronic systemic toxicity studies have established a safe dose, which is a multiple of the efficacious dose for ProVena(TM). D2A21 does not harm the natural lactobacillus flora found in the vaginal mucosa, and the gel formulation has been proven safe and non-irritating in rabbits and primates.

EFFICACY
D2A21 is effective in killing Chlamydia, Gonorrhea, Trichomonas, herpes virus strains, and HIV. The microbicidal activity in a gel formulation is maintained at varying pH and in the presence of human blood, two conditions expected to be found in the urogenital tracts of humans.

At this time, primate efficacy studies using the gel in the prevention of Chlamydia and HIV are in progress at NIH sponsored sites.

MARKET OPPORTUNITY
One out of every five Americans carries a sexually transmitted disease. Americans spend approximately $8.4 billion each year to treat STIs, approximately $4.5 billion of that on HIV/AIDS. Today, an estimated 800,000-900,000 people in the United States are living with HIV, the virus that causes AIDS, and about one-third are unaware of their infections. AIDS is currently the leading cause of death in men between the ages of 25 and 44 in the United States and fourth leading cause of death in women in this age group.

Each year in the United States, 4 million cases of Chlamydia infection are reported. However, 75% of women and 50% of men are asymptomatic and unwitting carriers of the disease. If left untreated, Chlamydia infection in women leads to pelvic


--------------------------------------------------------------------------------
inflammatory disease, which in turn leads to infertility, ectopic pregnancies, and a 3-5 times greater risk of acquiring HIV. There are about 1 million cases of Gonorrhea infections in the USA each year, and approximately half of those infected have no symptoms. A woman infected with Gonorrhea is at increased risk of acquiring HIV. Diagnosed Chlamydia and Gonorrhea infections are treated with antibiotics at an annual health care cost of over $2 billion.

Trrichomonas is a common STI, attacking 2 to 3 million Americans every year. There are 1 million new cases each year of genital warts caused by HPV, another sexually transmitted infection. And genital herpes is a chronic, lifelong viral infection, spreading at a rate of 500,000 new cases per year. There are even more people infected who have no symptoms and remain undiagnosed.

Women worldwide have asserted their willingness to buy and use a vaginal microbicide. There is currently no safe and effective product on the market to prevent STIs, other than condoms.

D2A21: GLIOBLASTOMA TREATMENT

The Company is developing a novel synthetic peptide, D2A21, for direct injection into head and neck tumors, and as a possible treatment for neoplastic meningitis. D2A21 is a 23 amino-acid amphipathic peptide, with activity demonstrated in vitro against prostate, breast, and melanoma tumor cells. The program is in late stage pre-IND development, with safety and efficacy in vivo studies underway in rodent glioblastoma.

D2A21 is protected with composition and use patents in the USA and abroad. The Company intends to add value to this opportunity while seeking a pharmaceutical partner to complete its development plan, obtain regulatory approval, market and distribute the product. However, we cannot be certain after further study that D2A21 will prove to be safe and effective in inhibiting the growth of human glioblastoma or be a treatment for neoplastic meningitis, will receive regulatory approvals or will be successfully commercialized.

SAFETY
The initial safety profile of D2A21 has been established. The peptide is not cytotoxic to cultured keratinocyte skin cells and does not inhibit wound healing. It is not a dermal irritant, nor does it induce contact sensitization. The peptide is not a mammalian or bacterial mutagen. Acute and chronic systemic toxicity studies have established a safe dose, which is a multiple of the efficacious dose used of D2A21.

EFFICACY
In vitro data have shown that D2A21 inhibits the growth of human glioblastoma cell line approximately 70% of the cases at low dosages of concentration of peptides and 90% of the cases at moderate dosages of concentration of peptide. Experiments are underway to test the Maximally Tolerated Dose ("MTD"), the dose limiting toxicity and potential efficacy of D2A21 when delivered intratumorally into the intracerebral compartment of the rodent model. The model is an athymic rat with a malignant glioma xenograft. Also, experiments are underway to determine the MTD, dose limiting toxicity and potential efficacy of D2A21 delivered intrathecally in a carcinomatous neoplastic meningitis rodent model.

MARKET OPPORTUNITY
Eight thousand people in the United States each year are diagnosed with a brain cancer called malignant glioma. Glioblastoma multiforme, which occurs primarily in adults, is an especially aggressive type of malignant glioma. It has proved extremely difficult to treat effectively using conventional cancer therapies such as surgery and radiation, with or without chemotherapy. Because malignant gliomas rarely metastasize to other parts of the body, systemic drug delivery is unnecessary. Furthermore, due to the blood-brain barrier, many chemotherapeutic agents are ineffective in the brain. Glioblastomas represent 23% of all primary brain tumors. Brain tumors are the second leading cause of cancer death in children under age 15 and in young adults up to age 34. Brain tumors are the second fastest growing cause of cancer death among those over age 65, and unlike the first and third fastest growing causes (lung cancer and melanoma), no behavioral change has been shown to reduce the risk. Unlike most benign tumors found elsewhere in the


--------------------------------------------------------------------------------
body, benign brain tumors may recur and may result in death. Because of their location at the control center for thought, emotion and physical function, brain tumors are difficult to treat. The cure rate for most brain tumors is significantly lower than that for most other types of cancer. Children who are cured of leukemia are shown to be at greater risk of developing a brain tumor. Brain tumor research is underfunded relative to other cancer treatments and the public, in general, is unaware of the magnitude of this cancer.

In many cases, neoplastic meningitis can result from a glioma or other tumor that has "spread." The intrathecal compartment is an ideal reservoir for tumor growth, resulting in the development of neoplastic meningitis. Most systemically administered chemotherapeutic agents are ineffective in this cerebrospinal fluid. Ironically, because of the improved treatment of systemic solid tumors, neoplastic meningitis is becoming an increasing complication of breast and lung adenocarcinomas and melanomas. When central nervous system relapse of solid tumors results in the development of neoplastic meningitis, it most likely because of a failure of tumoricidal agents, administered systemically, to achieve a therapeutic level in the intrathecal space. Patients with neoplastic meningitis have a median survival of only 2-3 months. To overcome the limitations of systemic delivery of chemotherapeutic agents, direct delivery into the intrathecal compartment is actively being investigated.


AGRICULTURAL PRODUCTS

Through extensive collaborations with universities and the United States Department of Agriculture, the Company's peptides have been shown to be a platform from which to derive genes to confer important new plant characteristics. This business opportunity has been able to attract sufficient funding such that it is essentially self-sufficient.

The application of biotechnology to agricultural crops is directed to the creation of differentiated, value-added plants and products that improve production, extend shelf life, prevent pathogenic disease, enhance nutritional value, and reduce the negative environmental impact of potentially hazardous chemicals. Genetically engineering crops accelerates the traditional time consuming process of cross breeding of crops. In addition to speed, genetic engineering enables the designer to introduce characteristics that would most likely not be feasible with traditional techniques.

Perhaps the most fundamental driving force for these new crops is the basic recognition that the world's population is growing by over 50,000,000 people per year. At the same time, as economies improve in developing countries, the demand for food increases faster than the population or its ability to produce it. The President of a large agricultural biotechnology company has stated that the output per acre will need to double in the next 30 years, just to maintain the current levels of hunger and malnutrition.

Disease Resistant Crops
-----------------------

The importance of the Company's technology is illustrated in the examples that follow. For many diseases, chemical fungicides are the only alternative and can add five to ten percent to the cost of a crop. For other crops, there are no sprayable treatments available and genetic engineering may be the only alternative. Current efforts are underway with licensees or collaborators include cotton, grapes, apples, pears, and potatoes.

One such example is Pierce's disease. Pierce's disease is caused by Xylella fastidiosa, a bacterium that kills grapevines by blocking their water transport tissue. A vine infected with Pierce's disease usually dies within two years and produces no crop. Pierce's disease ranges from North America through Central America and parts of South America. It is present in some California vineyards every year. Pierce's disease has cost the California wine and grape industries millions of dollars in lost revenues since it began destroying grapevines in Napa and Sonoma counties several years ago, at a cost of some $20,000 per acre. During severe epidemics, losses due to Pierce's disease may require major replanting. In


--------------------------------------------------------------------------------

Florida and other southeastern states, the disease is considered to be the single most formidable obstacle to the growing of European varieties. Other strains of Xylella fastidiosa have been discovered, and almost all of these cause leaf scorching of woody perennials such as American elm, maple, mulberry, or plum. In some plants, such as peach and alfalfa, the bacterium slows and stunts plant's growth.

An important fungal disease example is "late blight", caused by the fungus, Phytophthora infestans. This disease is a virulent cousin of the disease that caused the Irish potato famine. The disease was first reported in the late 1980's and has spread up the East Coast from Florida to Maine, and has reached west to Idaho and Oregon. The disease causes discoloration of the leaves accompanied by downy mildew, which is the first sign of infection. The tubers may also be infected in the field or in storage, causing discoloration of the skin and a reddish brown dry rot extending into the tuber. Later a slimy, foul smelling rot may destroy the tuber. The US-8 strain is now the most widely distributed form of late blight in the U.S. It is also the most problematic because it is resistant to metalaxyl, a generic, commonly used (on late blight) fungicide. This resistance makes suppressing the fungal epidemic more difficult. Two factors compound the problem posed by the fungus. First of all, it is difficult to detect low levels of late blight in the field. Unless it is detected early, the fungus does not respond to antifungal treatments. The second problem involves the lifecycle of the fungus. The late blight disease cycle of penetration, colonization, sporulation and dispersal can occur in less than five days

Most transgenic development for crop protection is targeted at replacing insecticides or increasing herbicide resistance. The Company's gene products primarily target bactericides and fungicides. The Company believes its success and patent position in controlling bacterial and fungal diseases is unique. The market for these disease resistant technologies is estimated to exceed $6 billion.

The Company plans to capitalize on this technology through research collaborations with private companies, universities and government agencies. The Company expects nearly all of the development costs to be borne by collaborators or licensees. Commercially approved products are not expected for a number of years. If approvals are achieved, the Company expects to receive royalties on a crop by crop basis.


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

The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory, in vivo and formulation studies, (ii) the submission to the United States Food and Drug Administration ("FDA") of an IND, which must become effective before human clinical trials may commence,
(iii) adequate and well controlled human clinical trials to establish safety and efficiency of the proposed drug in its intended indication, (iv) the submission of a New Drug Application ("NDA") to the FDA, and (v) the FDA approval of the NDA.



--------------------------------------------------------------------------------

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

Before the Company's products can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action


--------------------------------------------------------------------------------
can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. No assurance can be given that, even if a product is approved by a regulatory authority, satisfactory prices will be approved for the Company's products.

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

In 1999, there were some forty million hectares globally planted with transgenic crops, 43% more than in 1998. 72% of those crops were planted in the United States, with 84% of the total made up of soybean and corn. Despite this wide acceptance of these products, there is much negative emotion, especially in Europe. However, offsetting this emotion, the developing countries are starting to speak in favor of such crops because they see such crops as absolutely necessary methods to produce enough food to feed their people. Further, the Company believes that when crops that directly benefit people are demonstrated, such as the Company's high nutrition sweet potato, there will be more acceptance compared to crops that permit greater use of chemical herbicides. Nonetheless, there is no assurance that the Company, its licensee, or any other partners will be successful in achieving regulatory approval.


ENVIRONMENTAL REGULATION

The Company does not incur significant costs in complying with federal or state environmental regulations due to the nature of its activities.

TECHNOLOGY BASE

Except for the technology acquired as part of the Periodontix acquisition, the Company's technology was designed by Jesse M. Jaynes, Ph.D., the Company's Chief Scientist. Dr. Jaynes has over 15 years of peptide design experience and is a biochemist by training. Dr. Jaynes was the first to demonstrate and publish results showing that antimicrobial peptides had antifungal, anticancer and antiprotozoal



--------------------------------------------------------------------------------
activity that could also be used for enhanced plant disease resistance and enhanced animal disease resistance.

Peptides with lytic properties occur in nature and are part of the natural immune systems of many animals, insects and plants. Over 300 natural peptides have been identified. The Company's core science is the ability to design molecules, which are many times more powerful than those occurring in nature, with minimal toxicity. The Company's compounds range in length from 10 to 40 amino acids and they have no sequence homology to the peptides found in nature. In its discovery process, the Company has identified and filed patents on a number of characteristics, which, when incorporated into the design of a molecule, create compounds with unique properties. These design "rules" include parameters for charge density, length, amphipathy, hydrophobicity and spatial orientation. When optimized, these characteristics permit the ability to design molecules with increased specificity and activity, which means some are more effective against cancer than bacteria, for example.

Understanding the rules for creating the desired properties is an important aspect of the Company's core technology. The Company has identified several thousand different molecules that comprise several classes of molecules. This relatively small number represents the spectrum of molecules with the most desirable features and benefits compared to the hundreds of millions of potential combinations and permutations that could theoretically be created.

Through the acquisition of Periodontix, the Company acquired a number of Histatin based molecules. Histatins are small, cationic, histidine-rich peptides secreted by humanpartoid and submandibular-sublingual glands. These histatins are part of the defense system for controlling the growth of pathogenic bacteria and fungi in the oral cavity. P113 is a 12 amino acid peptide whose sequence is derived from histatin 5. The Company's patents include composition of matter protection for P113 and other molecules.

PRODUCTION

The peptides for preclinical and initial clinical development activities have been manufactured by Multiple Peptide Systems (MPS) of San Diego, California, using a manufacturing method based on currently available solid phase peptide synthesis technology. The development of specifications and establishment of analytical methods is being carried out jointly by MPS and the Company.

Based on discussions with suppliers, the Company anticipates that adequate supplies of clinical materials will be available from suppliers at acceptable costs using solid or solution phase synthesis. The Company has also examined the longer range cost and supply issues. Substantial progress has been made in recent years in driving peptide costs to low levels and the Company anticipates it will be able to contract for manufacturing the active compounds at price levels that would produce excellent profit margins.

COMPETITION

There are some forty other biotechnology companies who are developing peptide compounds for antimicrobial or anti-cancer applications. Through the Internet and other sourcing, the Company regularly monitors patents, press announcements, and publications in order to be informed about the Company's fields of technology and the actions of competitors. In addition to companies developing antimicrobial peptides, other non-peptide companies are developing products to treat the same diseases that the Company is targeting, and in some cases there are already products on the market to treat the Company's target diseases. Many of the existing anti-infective drugs, however, are either losing effectiveness because of the increase in resistance, or have safety profiles that are not ideal. As a result, the Company believes its products offer competitive advantages to these anti-bacterial and anti-fungal products.

In general, most peptide companies, unlike the Company, have in-licensed their initial lead compounds and few have the in-house capability to generate new leads for existing or new clinical targets.



--------------------------------------------------------------------------------

Major competitive peptide companies include Cubist Pharmaceuticals, Intrabiotics, Micrologix, and Xoma Corporation. The market capitalization of these companies ranges from $40 million to $1 billion. Some of these companies have products based on technologies other than peptides, and in general, most are much better funded than the Company.

Other current or potential competitors in the Company's therapeutic target areas include: Bristol-Myers Squibb and Alza (Candidiasis), Access Pharmaceuticals (Mucositis), Chiron (CF) Bertek Pharmaceuticals (Infected Burn/Wound), and Guilford Pharmaceuticals (Glioblastoma).

The Company believes it has accomplished much with its modest funding. There are three molecules that have demonstrated excellent potential for treating sizable markets with unmet medical needs. There are several additional molecules in the pipeline, along with the technical skills to refine and develop these molecules and create new ones. The Company has established validation of its technology platform with collaboration and licenses in a number of non-pharmaceutical applications. The Company is actively involved in developing partners for pharmaceutical products and expects to be successful as products move through "proof of concept" clinical trials and product value is enhanced.

PATENTS

The Company has licenses or been assigned twenty (20) United States patents. The Company has also filed a number of United States patent applications, as well as corresponding applications in the patent convention treaty countries and other countries. The Company's patent strategy is to strive for broad coverage for a class of molecules for a wide range of diseases in humans, animals, and plants.

For its agricultural applications, the Company has acquired the right to three
(3) U.S. and three (3) international patents from Louisiana State University ("LSU"). These patents include broad claims for conferring bacterial and fungal resistance in plants. Dr. Jesse M. Jaynes, the Company's Chief Scientist, was the principal inventor on these patents when he was a professor and researcher at LSU. These patents also carry early filing dates, thereby giving the Company a very strong patent position in the disease resistant plant area. One of the patents also licensed to the Company provides broad coverage for nutrition enhancement technology and was issued in September 1998. The Company has also been assigned Dr. Jaynes' rights to patents related to earlier work at LSU.

                                                    DEMEGEN PATENTS

------------------------- ------------- -----------------------------------------------------------------------
       PATENT NO.          ISSUE DATE                                PATENT TITLE
------------------------- ------------- -----------------------------------------------------------------------

      US 6,191,110          2-20-01     Method of Enhancing Wound Healing by Stimulating Fibroblast and
                                        Keratinocyte Growth in vivo, Utilizing Amphipatic Peptides (expires
                                        April 20, 2014)
------------------------- ------------- -----------------------------------------------------------------------

      US 6,153,210         11-28-00     Use of Locally Delivered Metal Ions for Treatment of Periodontal
                                        Disease (expires November 28, 2017)
------------------------- ------------- -----------------------------------------------------------------------

      US 6,084,156           7-4-00     Plants Producing Lytic Peptides (expires June 17, 2011)
------------------------- ------------- -----------------------------------------------------------------------

      US 6,018,102          1-25-00     Ubiquitin-Lytic Peptide Fusion Gene Constructs, Protein Products
                                        Deriving Therefrom, and Methods of Making and Using Same (expires
                                        October 8, 2013)
------------------------- ------------- -----------------------------------------------------------------------

      US 6,001,805         12-14-99     Method of Enhancing Wound Healing by Stimulating Fibroblast and
                                        Keratinocyte Growth in Vivo Utilizing
------------------------- ------------- -----------------------------------------------------------------------



--------------------------------------------------------------------------------

------------------------- ------------- -----------------------------------------------------------------------
       PATENT NO.          ISSUE DATE                                PATENT TITLE
------------------------- ------------- -----------------------------------------------------------------------
                                        Amphipathic Peptides (expires March 17, 2015)
------------------------- ------------- -----------------------------------------------------------------------

      US 5,968,904         10-19-99     Modified Arginine containing Lytic Peptides and Method of Making the
                                        Same by Glycoxylation (expires November 8, 2013)
------------------------- ------------- -----------------------------------------------------------------------

      US 5,955,573          9-21-99     Ubiquitin-Lytic Peptide Fusion Gene Constructs, Protein Products
                                        Deriving Therefrom, and Methods of Making and Using Same (expires
                                        July 22, 2014)
------------------------- ------------- -----------------------------------------------------------------------

     US 5,912,230**         6-15-99     Anti-fungal and Anti-bacterial Histatin-based Peptides (expires March
                                        11, 2018)
------------------------- ------------- -----------------------------------------------------------------------

     US 5,885,965**         3/23/99     Anti-fungal D-amino Acid Histatin-based Peptides (expires December 5,
                                        2017)
------------------------- ------------- -----------------------------------------------------------------------

     US 5,811,654*          9-22-98     Plants Genetically Enhanced for Nutritional Quality (expires July 25,
                                        2006)
------------------------- ------------- -----------------------------------------------------------------------

      US 5,773,413          6-30-98     Method of combating Mammalian Neoplasias, and Lytic Peptides Therefor
                                        (expires February 10, 2015)
------------------------- ------------- -----------------------------------------------------------------------

      US 5,744,445          4-28-98     Method of Treating Pulmonary Disease States with Non-Naturally
                                        Occurring Amphipathic Peptides (expires April 28, 2015)
------------------------- ------------- -----------------------------------------------------------------------

      US 5,717,064          2-10-98     Method of Treating Pulmonary Disease States with Non-Naturally
                                        Occurring Amphipathic Peptides (expires April 28, 2015)
------------------------- ------------- -----------------------------------------------------------------------

     US 5,696,078**         12-9-97     Method for Treating Fungal Infections Using Histatin-Based Peptides
                                        (expires December 9, 2014)
------------------------- ------------- -----------------------------------------------------------------------

     US 5,646,119**          7-8-97     D-amino Acid Histatin-based Peptides as Anti-fungal and
                                        Anti-bacterial agents (expires July 8, 2014)
------------------------- ------------- -----------------------------------------------------------------------

     US 5,631,228**         5-20-97     Anti-fungal and Anti-bacterial Histatin-based Peptides (expires May
                                        20, 2014)
------------------------- ------------- -----------------------------------------------------------------------

     US 5,597,946*          1-28-97     Method for Introduction of Disease and Pest Resistance Into Plants
                                        and Novel Genes Incorporated Into Plants Which Code Therefor (expires
                                        January 28, 2014)
------------------------- ------------- -----------------------------------------------------------------------

     US 5,597,945*          1-28-97     Plants Genetically Enhanced for Disease Resistance (expires January
                                        28, 2014)
------------------------- ------------- -----------------------------------------------------------------------

      US 5,561,107          10-1-96     Method of Enhancing Wound Healing by Stimulating Fibroblast and
                                        Keratinocyte Growth in Vivo Utilizing Amphipathic Peptides (expires
                                        October 1, 2013)
------------------------- ------------- -----------------------------------------------------------------------

      US 5,486,503          1-23-96     Anti-Fungal Histatin Based Peptides (expires January 23, 2013)
------------------------- ------------- -----------------------------------------------------------------------

* Patents in-licensed from Louisiana State University
** Patents in-licensed from Boston University


--------------------------------------------------------------------------------

EMPLOYEES

The Company currently has nine employees but also supports, directly or indirectly, researchers at academic and other research institutions. These academic and other research institutions are performing pre-clinical research and/or assisting the Company with its study of its peptides.


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

The Company is a "Development Stage Company" in the clinical trial stage. The primary drugs under development target significant markets for which there are few, if any, satisfactory alternatives. These include treatment for oral candidiasis, a disease prevalent in HIV patients, a treatment for Pseudomonas in CF patients, a disease that can be fatal to children, and a treatment for glioblastoma, a form of head and neck cancer that has a very low survival rate. During Fiscal 2001 the Company acquired Periodontix, Inc., another peptide therapeutic company, thereby nearly doubling its technology assets and product pipeline. Synergies between the two companies will enhance and accelerate the development of products built on complementary peptide platforms. A number of additional applications for preventing or treating infectious disease are also in the development pipeline. In addition to pharmaceutical products, the Company's technology is being applied to the development of enhanced agricultural products.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company's Pittsburgh office and laboratory are located at 1051 Brinton Road, Pittsburgh, PA 15221. The Company occupies 2,400 square feet of leased space. The lease is for a six month term, expiring March 2002 at a gross monthly rental, including utilities, of $3,948. The Watertown site comprises approximately 6200 square feet of leased space. The lease is for a four year term at a gross monthly rental, including utilities, of $11,093 and expires in June 2003.

The Company fully utilizes its office space and is sub-leasing its laboratory space in Pittsburgh and is attempting to locate sub-tenants to occupy approximately one-third of the Watertown facility.

The Company believes that these facilities are adequate for its current needs.


ITEM 3 - LEGAL PROCEEDINGS

In December 2001, the Company commenced arbitration proceeding against Dow AgroSciences LLC for damages the Company's management believes it has sustained as a result of Dow AgroSciences' failure to perform certain contractual obligations under the agreement that was terminated by Dow AgroSciences on October 31, 2001. The Company is asserting a claim for substantial damages. The Company can not predict the outcome of the arbitration. Also, in December 2001, Dow AgroSciences asserted a claim for the Company to return the most recent minimum royalty payment. The Company does not believe that the now terminated agreement requires it to do so. The agreement calls for mediation and arbitration of disputes.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None



--------------------------------------------------------------------------------

                                     PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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





                                              FISCAL QUARTERSS ENDED
                         --------------------------------------------------------------------

Fiscal            December 31               March 31           June 30           September 30
------            -----------               --------           -------           ------------

2001

High                  $1.01                   $1.00             $0.67               $0.52
Low                   $0.42                   $0.56             $0.47               $0.34


2000

High                  $0.33                   $1.53             $1.00               $0.65
Low                   $0.19                   $0.29             $0.53               $0.46




At December 2, 2001, there were 503 holders of record of 44,022,778 shares of Common Stock, exclusive of holders which maintain their ownership in "Street-Name" at brokerage houses, and one holder of record of 4,444,444 shares of Preferred Stock. There are approximately 2,050 stockholders which hold their ownership in street name.

The Company has not paid any cash dividends in respect to its Common Stock and has no present intention to pay any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the business operations. In addition, in the Shareholders' Agreement, dated June 15, 1998, by and among the Company and the persons named therein, the Company agreed, with certain limited exceptions, not to pay any dividend on its shares without the written consent of the holders of at least a majority of the then outstanding shares of preferred stock of the Company.

On February 16, 2001, the Company issued options to purchase 25,000 shares of Common Stock to each of John Bridwell, Konrad Weis and James Colker and 35,000 shares of Common Stock to each of Robert Hannan and Jerry Hook and on August 16, 2001, the Company issued options to purchase 25,000 shares of Common Stock to Joseph Lovett, non-employee directors of the Company, as compensation for their respective service to the Company's Board. The options were issued pursuant to the terms of the Company's 1998 Stock Option Plan and the issuances were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), as transactions not involving a public offering under Section 4(2). The options were for a five-year term at an exercise price of $0.75 per share and were immediately vested.

During the third quarter of Fiscal 2001, the Company made a private placement pursuant to Section 4(2) of the Securities Act of its securities to institutional and other accredited investors raising $1.28 million of which $0.181 million was in the form of future services with the remainder of $1.09 million in cash. The private placement resulted in 2.543 million restricted shares of Common Stock and

--------------------------------------------------------------------------------
warrants to purchase and additional 2.543 million shares of the Company's Common Stock.

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


SELECTED FINANCIAL DATA

The following table sets forth certain financial data for, and as of the end of, the years ended September 30, 2001, 2000, 1999, 1998 and 1997 and for the period December 6, 1991 (inception) to September 30, 2001:

                                                                                                                      December 6
                                                                Year Ended September 30,                           1991 (Inception)
                                     ---------------------------------------------------------------------------   to September 30,
                                          2001              2000            1999            1998            1997          2001
                                          ----              ----            ----            ----            ----          ----



STATEMENT OF OPERATIONS DATA:

Grant and Other Income                 $  1,111,004    $    763,765    $  1,118,576    $  1,376,918    $    764,834    $  5,691,266

License amortization and purchased
   research & development related
   to Periodontix acquisition             7,667,739            --              --              --              --         7,667,739

Total Expenses                           11,614,079       2,419,247       2,456,318       3,370,671       1,708,607      30,625,090

Net Loss                                (10,503,075)     (1,655,482)     (1,337,742)     (1,993,753)       (943,773)    (24,933,824)

Net Loss per Share (dilutive)          $      (0.29)   $      (0.06)   $      (0.06)   $      (0.13)   $      (0.05)

Dividends per Share                    $       0.00    $       0.00    $       0.00    $       0.00    $       0.00

Weighted Average Number
   of Common Shares
   Outstanding                           37,163,279      29,759,153      26,255,104      23,867,091      19,537,047

BALANCE SHEET DATA:


Cash & Cash Equivalents                $    537,478    $  1,825,352    $    583,585    $  1,686,658    $    310,252

Working Capital (deficiency)               (304,245)      1,413,408           6,849       1,329,541      (1,498,477)

Total Assets                                837,500       2,311,592       1,084,505       2,114,750         651,963

Long-term obligations                       354,286         360,180         203,147           -0-             -0-

Deficit accumulated during
   development stage                    (26,814,911)    (16,039,877)    (14,119,462)    (12,523,358)     (9,443,772)

Redeemable convertible preferred
   Stock                                  2,305,748       2,033,787       1,768,846       1,510,487           -0-
Shareholders' Equity
   (Deficit)                             (2,717,067)       (633,989)     (1,555,934)       (122,130)     (1,158,216)


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

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

The Company is a "Development Stage Company" in the clinical trial stage. The primary drugs under development target significant markets for which there are few, if any, satisfactory alternatives. These include treatment for oral candidiasis, a disease prevalent in HIV patients, a treatment for Pseudomonas in CF patients, a disease that can be fatal to children, and a treatment for glioblastoma, a form of head and neck cancer that has a very low survival rate. During Fiscal 2001, the Company acquired most of the assets of Periodontix, Inc., another peptide




--------------------------------------------------------------------------------
therapeutic company, thereby nearly doubling its technology assets and product pipeline. Synergies between the two companies will enhance and accelerate the development of products built on complementary peptide platforms. A number of additional applications for preventing or treating infectious disease are also in the development pipeline.


RESULTS OF OPERATION

SEPTEMBER 30, 2001 VS 2000

In the year ended September 30, 2001 (Fiscal 2001), grants and other income increased to $1.1 million from $0.8 million in the year ended September 30, 2000 (Fiscal 2000). In Fiscal 2001 this amount included a $0.4 million grant from a foundation. In Fiscal 2000, the Company received a $0.15 million program related loan from a local charity. Had this been a grant, revenues between the two years would have been more comparable. The most significant component of revenue in both fiscal years was from licensing fees and research funding received from Dow AgroSciences as part of a license entered into during Fiscal 1998. After months of negotiations, on October 31, 2001 the Company received notice of termination from Dow AgroSciences of this agreement. As a result of the termination, the Company took a $0.18 million charge for patent costs that had been capitalized with respect to the agreement.

Total expenses increased to $11.6 million in the current fiscal year from $2.4 million in the prior fiscal year. Current fiscal year expenses included $7.7 million of non-cash expenses consisting of the aforementioned $0.18 million charge related to the termination of the Dow AgroSciences agreement, $4.85 million of amortization of the Periodontix license and $2.64 million for the write off of purchased research associated with the Periodontix acquisition. In evaluating Periodontix a number of attractive attributes were identified that were not generally visible. Because of its name, Periodontix appeared to be focused just on dental applications - gingivitis and periodontitis. These are important opportunities, but with a difficult commercialization path. Dentists are not prolific drug prescribers; therefore the ultimate market was the over-the-counter market which requires a very low cost active ingredient. Additionally, a large pharmaceutical partner would require much more proof before they would be interested; finally the next clinical trials would be long, large, and with difficult end points.

Assessing the transaction, the Company acquired two well-developed molecules that were further along the clinical trial path than the molecules at the Company, along with people and facilities capable of advancing both the Periodontix molecules as well as the Company's.

Exclusive of the aforementioned non-cash expenses, expenses would have been $3.95 million as compared with $2.4 million for the prior fiscal year. The $1.55 million increase was due to the expenses associated with the Watertown office which the Company began operating on January 1, 2001 under the license agreement with Periodontix prior to the acquisition of the majority of the Periodontix assets in July 2001.

Research and development expenses increased by $1.0 million due to the aforementioned addition of the Watertown office on January 1, 2001.

General and administrative expenses increased to $1.2 million in Fiscal 2001 from $0.7 million in Fiscal 2000 due to the aforementioned addition of the Watertown office on January 1, 2001. Depreciation and amortization remained relatively constant in the two fiscal years.

The Company did not have a federal or state income tax provision in either Fiscal 2001 or 2000 due to the loss recorded in each period and cumulative from inception.

The amounts described above resulted in a net loss of $10.5 million for Fiscal 2001. The net loss would have been $2.8 million if the aforementioned non-cash charges were excluded. The net loss for Fiscal 2000 was $1.7 million.

--------------------------------------------------------------------------------

SEPTEMBER 30, 2000 VS 1999

In the year ended September 30, 2000 (Fiscal 2000), grants and other income decreased to $0.8 million from $1.1 million in the year ended September 30, 1999 (Fiscal 1999). This decrease was due to the absence in the current year of grants as compared to the prior year. In Fiscal 2000, the Company received a $150,000 program related loan from a local charity. Had this been a grant, revenues between the two years would have been more comparable. The Fiscal 2000 revenue was from licensing fee and research funding received from Dow AgroSciences as part of a license entered into during Fiscal 1998.

Total expenses increased by $0.35 million in the current year, exclusive of the $0.31 million non-cash charge in the Fiscal 2000 period for the compensation package to retain the new Chief Operating Officer - Pharmaceutical Products.

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


LIQUIDITY AND CAPITAL RESOURCES

FISCAL 2001

During the year ended September 30, 2001, the Company's cash and cash equivalents decreased by $1.3 million to $0.5 million. Net cash utilized by operating activities of $1.95 million and $0.3 million of net cash utilized by investing activities was partially offset by net cash provided by financing activities of $0.96 million.

Specifically, the $1.95 million of cash utilized by operating activities consisted of the net loss of $10.5 million which was partially offset by $0.16 million of depreciation and amortization, $7.7 million of amortization of the Periodontix license, purchased research and development that was written-off and intangibles written off due to the termination of the Dow AgroSciences agreement, an increase of $0.22 million in accounts payable and other liabilities, $0.05 million increase in unearned revenue $0.39 million of stock issued for services and $0.09 million of stock based compensation.

The Company expected that the Periodontix acquisition would provide access to new and additional future funding opportunities. However, the significant adverse changes in the capital markets combined with the termination of the Dow AgroSciences agreement has resulted in the Company not being able to access significant funding which has resulted in the aforementioned intangible asset realization writedowns.

The $0.31 million of cash utilized by investing activities relates to $0.23 million expended for the Periodontix license and acquisition, $0.03 million for the purchases of property, plant and equipment and $0.05 million of patent costs capitalized as intangible assets in the current year.

Cash inflows from financing activities included the $1.0 million net proceeds from the private placement of securities. This source of funds was partially offset by $0.08 million of payments on notes payable.



--------------------------------------------------------------------------------

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

Cash utilized in operating activities was caused by the net loss of $1.66 million and a $0.09 million decrease in unearned revenue. This was partially offset by $0.13 million of depreciation and amortization, $0.16 million of stock issued for services, $0.04 million for the amortization of the deferred compensation component of shareholders' equity, the $0.26 million non-cash charge for the compensation package to retain the Company's new Chief Operating Officer - Pharmaceutical Products and a $0.04 million of stock issued for compensation.

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


PROSPECTIVE/FORWARD-LOOKING INFORMATION
---------------------------------------

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, when use herein, the words "plan," "estimates," "confident that," "believe," "expect," or "intend to," and similar expressions are intended to identify forward-looking statements within the meaning of the Act and are subject to the safe harbor created by the Act. Such statements are subject to certain risks and uncertainties and actual results could differ materially from those expressed in any of the forward-looking statements. Such risks and uncertainties include, but are not limited to, market conditions, general acceptance of the Company's products and technologies, possible delays or failures to develop and/or commercialize any technology, possible risks related to adverse clinical results, impact of alternative technology advances, inherent risks in early stage development of such technology, competitive factors, the ability to successfully complete additional financings and other risks described in the Company's reports and filings with the Securities and Exchange Commission.

In addition, information regarding market and industry statistics and other numbers contained in this Annual Report are included based upon information available to us that we believe is accurate. It is generally based on academic and other



--------------------------------------------------------------------------------
publications. We have not independently verified all data and cannot assure you of the accuracy of the data we have included.

The Company is subject to the risks associated with emerging technology-oriented companies. Primary among these risks are the ability to obtain sufficient financing, competition from substitute products and the ability to successfully develop and market its products. As of September 30, 2001, the Company has an accumulated deficit of $26,815,000. In addition, the Company has a working capital deficiency of approximately $305,000 as of September 30, 2001.

For the year ended on September 30, 2001, the Company incurred a loss of $10,503,000 and used $1,945,000 of cash for operations during fiscal 2001.

The Company historically has obtained its working capital requirements through equity issuances to shareholders, royalty payments and from certain borrowing arrangements. Management has plans in Fiscal 2002 to issue additional equity to shareholders and to obtain additional funding support from grants and product development partners. Should these plans not be successful, there is uncertainty as to the Company's ability to continue as a going concern through the year ending September 30, 2002. The Company's current cash resources are close to being exhausted and it is extremely uncertain that new sources of cash will be identified and will be received during Fiscal 2002.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing and successfully concluding additional license agreements.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the registrant and the report of Ernst & Young LLP are submitted under Item 13 of this report beginning on page F-1.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Not applicable




--------------------------------------------------------------------------------

                                    PART III

The information called for by Part III (Items #9, 10, 11 and 12) is incorporated herein by reference to the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.


ITEM 13 - FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

a. Each of the following items are contained in the Company's financial statements and are set forth herein beginning on page F-1.

         (i)      Report of Ernst & Young LLP, Independent Auditors

         (ii)     Balance Sheets as of September 30, 2001 and 2000

         (iii) Statements of Operations for the Years Ended September 30, 2001, 2000 and 1999 and for the period December 6, 1991 (inception) to September 30, 2001

         (iv) Statements of Shareholders' Deficit for the Years Ended September 30, 2001, 2000 and 1999 and for the period December 6, 1991 (inception) to September 30, 2001

         (v) Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999 and for the period December 6, 1991 (inception) to September 30, 2001

         (vi)     Notes to Financial Statements

                  No schedules for Demegen, Inc. for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required under the related instructions, not applicable, or the required information is shown in the financial statements or notes thereto


b.  Exhibits

2.1 Asset Purchase Agreement, dated as of July 16, 2001 between Demegen, Inc. and Periodontix, Inc. filed as Exhibit to the registrant's Form 8-K dated July 31, 2001, is incorporated herein by reference

2.1.1 Option Agreement between Demegen, Inc. and Periodontix, Inc., dated February 16, 2001 filed as Exhibit to the registrant's Form 8-K dated February 20, 2001, is incorporated herein by reference

2.1.2 License Agreement between Demegen, Inc. and Periodontix, Inc., dated February 8, 2001 filed as Exhibit to the registrant's Form 8-K dated February 20, 2001, is incorporated herein by reference

2.1.3 Form of Demegen Warrant filed as Exhibit to the registrant's Form 8-K dated February 20, 2001, is incorporated herein by reference

2.1.4 Escrow Agreement between Demegen, Inc. and Periodontix, Inc., dated February 16, 2001 filed as Exhibit to the registrant's Form 8-K dated February 20, 2001, is incorporated herein by reference

3.1 Articles of Incorporation of the Company, as amended filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

3.2 Amended and Restated By-laws of the Company filed as Exhibit tothe registrant's Form 10-QSB for the quarter ending June 30, 2001 dated August 13, 2001, is incorporated herein by reference


--------------------------------------------------------------------------------

4.1 Specimen of Common Stock Certificate filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

4.2 Stock Purchase Agreement, dated June 15, 1998, between the Registrant and the Principal Shareholders of the Registrant and the CEO Venture Fund III filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

4.2.1 Terms of Convertible Preferred Stock filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

4.3 Warrant to Purchase Common Stock, dated June 15, 1998, between the Registrant and the Registrant and the CEO Venture Fund III filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

4.4 Shareholders' Agreement, dated June 15, 1998, by and among the Company, Richard Ekstrom, Jesse Jaynes and the CEO Venture Fund III filed as Exhibit to the registrant's Form 10, is incorporated herein by Reference

4.5 Supplemental Agreement between Demegen, Inc. and CEO Venture Fund III, dated February 8, 2000 concerning Warrant No. 1 held by CEO Venture Fund, filed as Exhibit 4 to the registrant's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2000 is incorporated herein by reference

4.6      Subscription Agreement to Purchase Units of Demegen, Inc. filed as
         Exhibit 4 a. to the registrant's Current Report on Form 8-K, dated April 5, 2000, is incorporated herein by reference

4.7 Warrant for the Purchase of Shares Common Shares of Demegen, Inc. filed as Exhibit 4 b. to the registrant's Current Report on Form 8-K, dated April 5, 2000, is incorporated herein by reference

4.8 Letter dated June 28, 2001 from CEO Venture Fund III to Consent to increase the number of directors and amend the Amended and Restated By-Laws of the Company filed as an Exhibit to the registrant's Quarter Report on Form 10-QSB for the quarter ended June 30, 2001 dated August 13, 2001, is incorporated herein by reference

4.9      Subscription Agreement to Purchase Units of Demegen, Inc. filed as
         Exhibit 4 a. to the registrant's Current Report on Form 8-K, dated July 18, 2001,, is incorporated herein by reference

4.10 Warrant for the Purchase of Shares Common Shares of Demegen, Inc. filed as Exhibit 4 b. to the registrant's Current Report on Form 8-K, dated July 18, 2001,, is incorporated herein by reference

10.1 License and Royalty Agreement, effective May 1, 1997, between the Registrant and Louisiana State University filed as Exhibit to the registrant's Form 10, is incorporated herein by reference*

10.2 Restated Demeter-Mycogen License and Royalty Agreement, effective September 23, 1997, between the Registrant and Mycogen Corporation filed as Exhibit to the registrant's Form 10, is incorporated herein by reference*

10.3 Addendum to Restated Demeter-Mycogen License and Royalty Agreement, effective November 13, 1998, between the Registrant and Mycogen Corporation filed as Exhibit to the registrant's Form 10, is incorporated herein by reference*

10.4 Employment Agreement, dated June 15, 1998, between the Registrant and Richard D. Ekstrom filed as Exhibit to the registrant's Form 10, is incorporated herein by reference



--------------------------------------------------------------------------------

10.4-1 Employment Agreement, dated November 1, 1995, between the Registrant and Richard D. Ekstrom filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.5 Employment Agreement, dated June 15, 1998, between the Registrant and Jesse M. Jaynes filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.6 Technology Transfer, Support and Royalty Assignment Agreement dated February 19, 1992, between the Company and Dr. Jesse M. Jaynes filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.7 Letter of Understanding dated November 13, 1996 between the Company and Pacific West Cancer Fund filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.8 1998 Stock Option Plan filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.9 Sample Employee Nondisclosure, Noncompete and Developments Agreement filed as Exhibit to the registrant's Form 10, is incorporated by reference

10.10 Settlement Agreement, dated September 17, 1996, between the Company and John Bridwell filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.11 Stock Option Agreement dated February 19, 1999 filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

     a)  Konrad M. Weis, Ph.D.

     b)  John Bridwell

     c)  James Colker

10.12 Assignment of Option dated May 1, 1999 by and among James Colker, CEO Venture Fund III and Demegen, Inc. filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.13 Stock Option Agreement dated May 24, 1999 with Robert E. Hannan filed as Exhibit to the registrant's Form 10-KSB for the year ended September 30, 1999, is incorporated herein by reference

10.14 James E. Thornton Termination Agreement dated August 23, 1999 filed as Exhibit to the registrant's Form 10-KSB for the year ended September 30, 1999, is incorporated herein by reference

10.15 Stock Option Agreement dated November 19, 1999 with Jerry B. Hook filed as Exhibit to the registrant's Form 10-KSB for the year ended September 30, 1999, is incorporated herein by reference

10.16    Employment Agreement, dated March 6, 2000, between the Registrant and
         S. Robert Fatora filed as Exhibit to the registrant's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2000 is incorporated herein by reference

24       Power of Attorney

99 Letter dated June 28, 2001 from CEO Venture Fund III to consent to the increase in the number of Directors and Amend the Amended and Restated By-Laws of the Company filed as Exhibit 99 to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 is incorporated herein by reference

--------------------------------------------------------------------------------

* Certain portions of this exhibit have been omitted based upon a request for Confidential Treatment. The non-public information has been filed with the Commission.


c.  Reports on Form 8-K

   The registrant filed the following Current Reports on Form 8-K during the three months ended September 30, 2001:


- Form 8-K dated July 31, 2001 reporting the acquisition of all of Periodontix, Inc.'s technologies and rights to clinical trials, except to Periodontix' photodynamic technology

- Form 8-K/A dated September 28, 2001 with the audited December 31, 2000 and 1999 financial statements of Periodontix, Inc. and related pro formas









--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Demegen, Inc.

Date: January 2, 2002

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


Date: January 2, 2002                By: /s/ Richard D. Ekstrom
                                         -----------------------
                                     Richard D. Ekstrom
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer,
                                     Principal Financial Officer and Principal
                                     Accounting Officer)

Date: December 14, 2001              By: /s/ Jesse M. Jaynes, Ph.D.
                                         ---------------------------
                                     Jesse M. Jaynes, Ph.D.
                                     Chief Scientist and Director

Date: December 14, 2001              By: /s/ James Colker
                                        -----------------
                                     James Colker
                                     Director

Date: December 14, 2001              By:
                                       ------------------
                                     John Bridwell
                                     Director

Date: December 14, 2001              By: /s/ Konrad M. Weis, Ph.D.
                                         --------------------------
                                     Konrad M. Weis. Ph.D.
                                     Director

Date: December 14, 2001              By: /s/ Robert E. Hannan
                                         --------------------------
                                     Robert E. Hannan
                                     Director

Date: December 14, 2001              By: /s/ Jerry B. Hook, Ph.D.
                                         ---------------------------
                                     Jerry B. Hook, Ph.D.
                                     Director

Date: December 14, 2001              By: /s/ Joseph P. Lovett
                                         ---------------------------
                                     Joseph P. Lovett
                                     Director



--------------------------------------------------------------------------------

[ERNST & YOUNG LLP LETTERHEAD]



                         Report of Independent Auditors

Board of Directors
Demegen, Inc.

We have audited the accompanying balance sheets of Demegen, Inc. (a development stage company) as of September 30, 2001 and 2000, and the related statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended September 30, 2001 and for the period from December 6, 1991 (inception) through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Demegen, Inc. (a development stage company) at September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001 and for the period from December 6, 1991 (inception) through September 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Demegen, Inc. will continue as a going concern. As more fully described in Note 1, the Company has experienced significant losses and has an accumulated deficit of $26.8 million and a working capital deficiency of $305,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities, that may result from the outcome of this uncertainty.


                              /s/ ERNST & YOUNG LLP


Pittsburgh, PA
November 30, 2001

                                      F-1


--------------------------------------------------------------------------------

                                  Demegen, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                          SEPTEMBER 30
                                                                   2001                  2000
                                                         --------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                              $      537,478            $    1,825,352
   Accounts receivable                                            46,310                    22,409
   Prepaid expenses and other current assets                       6,500                      --
                                                         --------------------------------------------
Total current assets                                             590,288                 1,847,761

Property and equipment:
   Furniture and equipment                                       339,843                   231,175
   Computer hardware and software                                135,906                   134,626
                                                         --------------------------------------------
                                                                 475,749                   365,801
   Less accumulated depreciation and amortization               (280,116)                 (208,971)
                                                         --------------------------------------------
                                                                 195,633                   156,830
Intangible assets:
   Licenses                                                         --                     245,000
   Patents                                                        31,162                   357,918
                                                         --------------------------------------------
                                                                  31,162                   602,918
Less accumulated amortization                                       --                    (297,836)
                                                         --------------------------------------------
                                                                  31,162                   305,082
Other assets                                                      20,417                     1,919
                                                         --------------------------------------------
Total assets                                              $      837,500            $    2,311,592
                                                         ============================================

                                                                            SEPTEMBER 30
                                                                     2001                  2000
                                                          --------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts Payable                                       $      725,552            $      263,303
   Accrued payroll                                                  --                      97,261
   Unearned revenue                                               50,000                      --
   Current portion of notes payable                               97,130                    42,000
   Other liabilities                                              21,851                    31,789
                                                         --------------------------------------------
Total current liabilities                                        894,533                   434,353

Notes payable                                                    354,286                   360,180
Other                                                               --                     117,261
                                                         --------------------------------------------
Total liabilities                                              1,248,819                   911,794

Commitments and contingency

Redeemable convertible preferred stock, $.001 par value--
   40,000,000 shares authorized; 4,444,444 shares issued
   and outstanding                                             2,305,748                 2,033,787

Shareholders' deficit:
   Common stock, $.001 par value--100,000,000 shares
     authorized; 44,022,778 and 32,304,778 shares
     issued and outstanding at September 30, 2001 and
     September 30, 2000, respectively                             44,023                    32,305
   Warrants                                                    4,362,301                 1,287,004
   Deferred Compensation                                        (332,344)                 (343,999)
   Subscription receivable                                      (291,150)                 (188,511)
   Additional paid-in capital                                 20,315,014                14,619,089
   Deficit accumulated during the development stage          (26,814,911)              (16,039,877)
                                                         --------------------------------------------
Total shareholders' deficit                                   (2,717,067)                 (633,989)
                                                         --------------------------------------------
Total liabilities and shareholders' deficit               $      837,500            $    2,311,592
                                                         ============================================
See accompanying notes

                                       F-2

--------------------------------------------------------------------------------

                                  Demegen, Inc.
                          (A Development Stage Company)

                            Statements of Operations



                                                                                                          PERIOD FROM
                                                                                                       DECEMBER 6, 1991
                                                                                                        (INCEPTION) TO
                                                              YEAR ENDED SEPTEMBER 30                    SEPTEMBER 30,
                                                    2001               2000                1999               2001
                                           ----------------------------------------------------------------------------

Income:
   License                                   $    190,000        $    220,000        $    350,000        $  1,766,651
   Grant and other                                860,033             472,432             708,475           3,687,341
   Interest                                        60,971              71,333              60,101             237,274
                                           ----------------------------------------------------------------------------
Total income                                    1,111,004             763,765           1,118,576           5,691,266

Expenses:
   Research and development                     2,551,968           1,560,981           1,513,680           9,605,834
   General and administrative                   1,211,160             709,533             784,891          11,593,312
   Interest                                        20,034              14,207               3,140           1,016,965
   License amortization and purchased
      research & development related
      to the Periodontix acquisition            7,667,739                --                  --             7,667,739
   Depreciation and amortization                  163,178             134,526             154,607             741.240
                                           ----------------------------------------------------------------------------
Total expenses                                 11,614,079           2,419,247           2,456,318          30,625,090
                                           ----------------------------------------------------------------------------
Net loss                                      (10,503,075)         (1,655,482)         (1,337,742)        (24,933,824)

Preferred dividend and accretion
    amounts                                      (271,959)           (264,933)           (258,362)         (1,881,087)
                                           ----------------------------------------------------------------------------

Net loss applicable to common stock          $(10,775,034)       $ (1,920,415)       $ (1,596,104)       $(26,814,911)
                                           ============================================================================

Net loss per common share, basic and
   diluted                                   $     ($0.29)       $      (0.06)       $      (0.06)
                                           ============================================================================
Weighted average common stock
   outstanding                                 37,163,279          29,759,153          26,255,104
                                           ============================================================================



See accompanying notes.


                                      F-3



--------------------------------------------------------------------------------

                                  Demegen, Inc.
                          (A Development Stage Company)

                       Statements of Shareholders' Deficit



                                                                                      COMMON  STOCK
                                                                    AVERAGE   -------------------------
                                                                     PRICE                                               DEFERRED
                                                                   PER SHARE     SHARES       AMOUNT        WARRANTS   COMPENSATION
                                                                  ----------  -----------   -----------   -----------  ------------

   Acquired in merger with Excelsior Capital Corporation                      10,743,571       $10,744   $      --      $      --
   Loss from inception (December 6, 1991) to September 30, 1992                     --            --            --             --
   Capital contributed by a shareholder                                             --            --            --             --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                   $.62       439,045           439          --             --
   Payment of debt with stock warrants                                              --            --            --             --
   Payment of interest with stock warrants                                          --            --            --             --
   Issuance of receivable from officer                                              --            --            --             --
   Net loss for the year                                                            --            --            --             --
                                                                             -----------   -----------   -----------    -----------
Balance at September 30, 1993                                                 11,182,616        11,183          --             --
   Proceeds from the sale of unrestricted shares by shareholders
     in exchange for restricted shares                                 .75       691,738           692          --             --
   Issuance of stock for consulting services                          1.54        58,336            58          --             --
   Issuance of stock subscriptions for loan origination fee           1.14       131,250           131          --             --
   Payment of interest with stock warrants                                          --            --            --             --
   Net loss for the year                                                            --            --            --             --
                                                                             -----------   -----------   -----------    -----------
Balance at September 30, 1994                                                 12,063,940        12,064          --             --
   Proceeds from the sale of restricted common shares                 1.06       193,133           193          --             --
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                          171,694           172          --             --
   Proceeds from the sale of unrestricted shares contributed
     by shareholders in exchange for restricted shares                2.18          --            --            --             --
   Issuance of restricted shares for payment of
     services/compensation                                             .89       402,251           402          --             --
   Issuance of warrants                                                             --            --            --             --
   Payment of interest with stock warrants                                          --            --            --             --
   Net loss for the year                                                            --            --            --             --
                                                                             -----------   -----------   -----------    -----------
Balance September 30, 1995                                                    12,831,018        12,831          --             --
   Proceeds from the sale of common shares                             .70       683,250           683          --             --
   Issuance of shares for payment of services/compensation             .60       890,868           891          --             --
   Issuance of shares in settlement of outstanding debt
     and other obligations                                             .47     4,468,285         4,468          --             --
   Payment of interest with warrants                                                --            --            --             --
   Net loss for the year                                                            --            --            --             --
                                                                             -----------   -----------   -----------    -----------
Balance at September 30, 1996                                                 18,873,421        18,873          --             --
   Proceeds from the sale of restricted and unrestricted
     common shares                                                     .36       340,000           340          --             --
   Issuance of shares for payment of services/compensation             .41     1,178,258         1,178          --             --
   Issuance of shares in exchange for patent and
     technology license                                                .35       700,000           700          --             --
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                          162,720           163          --             --
   Exchange of amounts due to related parties for restricted
     shares                                                            .33       450,000           450          --             --
   Exchange of redemption right of related party for additional
     restricted shares                                                 .33       145,000           145          --             --
   Settlement of amounts due to related parties through debt
     forgiveness and issuance of shares                                             --            --            --             --
   Net loss for the year                                                            --            --            --             --
                                                                             -----------   -----------   -----------    -----------
Balance at September 30, 1997                                                 21,849,399        21,849          --             --
   Proceeds from exercise of stock options                            $.05     1,750,000         1,750          --             --
   Compensation expense from Stock option activity                                  --            --            --             --
   Issuance of warrants                                                             --            --         497,000           --
   Allocation of conversion feature of redeemable convertible
     preferred stock                                                                --            --            --             --
   Accretion of conversion feature of redeemable convertible
     preferred stock                                                                --            --            --             --
   Dividends on redeemable convertible preferred stock                              --            --            --             --
   Accretion of redeemable convertible preferred stock                              --            --            --             --
   Issuance of shares for payment of collaborators                    $.47        20,000            20          --             --
   Settlement of employee litigation                                  $.36     1,975,000         1,975          --             --
   Issuance of shares for services                                    $.47       187,500           188          --             --
   Issuance of additional shares to venture capital funds
     and individual investors                                                     85,000            85          --             --
   Net loss for the year                                                            --            --            --             --
                                                                             -----------   -----------   -----------    -----------
Balance at September 30, 1998                                                 25,866,899        25,867       497,000           --


   Dividends on redeemable convertible preferred stock                              --            --            --             --
   Accretion of redeemable convertible preferred stock                              --            --            --             --
   Proceeds from exercise of Stock options                            $.05       350,000           350          --             --
   Issuance of shares for services                                   $0.46       145,000           145
   Extension of expiration date of stock option                                     --            --            --             --
   Net loss for the year                                                            --            --            --             --
                                                                             -----------   -----------   -----------    -----------
Balance at September 30, 1999                                                 26,361,899        26,362       497,000           --


   Dividends on redeemable convertible preferred stock                              --            --            --             --
   Accretion of redeemable convertible preferred stock                              --            --            --             --
   Proceeds from sale of common stock and warrants, net of
      Issuance costs of $126,783                                     $0.50     5,566,004         5,566       779,241           --
   Issuance of shares and options for services/compensation          $0.88       376,875           377        10,763       (387,000)
   Amortization of stock based compensation                                         --            --            --           43,001
   Net loss for the year                                                            --            --            --             --
                                                                             -----------   -----------   -----------    -----------
Balance at September 30, 2000                                                 32,304,778        32,305     1,287,004       (343,999)


   Proceeds from exercise of Stock options                            $.05       125,000           125          --             --
   Dividends on redeemable convertible preferred stock                              --            --            --             --
   Accretion of redeemable convertible preferred stock                              --            --            --             --
   Issuance of a warrant for services                                               --            --          56,000           --
   Proceeds from sale of common stock and warrants, net of
      Issuance costs of $85,968                                      $0.50     2,543,000         2,543       890,050           --
   Issuance of shares and options for services/compensation          $0.38        50,000            50          --          (74,349)
   Amortization of stock based compensation                                         --            --            --           86,004
   License Agreement and Acquisition of Periodontix                  $0.55     9,000,000         9,000     2,129,247           --
   Net loss for the year                                                            --            --            --             --
                                                                             -----------   -----------   -----------    -----------
Balance at September 30, 2001                                                 44,022,778       $44,023    $4,362,301      $(332,344)
                                                                             ===========   ===========   ===========    ===========

See accompanying notes                                   F-4

--------------------------------------------------------------------------------



                                                                                                           DEFICIT
                                                                                                         ACCUMULATED
                                                                         ADDITIONAL     RECEIVABLE        DURING THE
                                                                          PAID-IN           FROM         DEVELOPMENT
                                                                          CAPITAL       SHAREHOLDERS        STAGE           TOTAL
                                                                       ------------------------------------------------------------

   Acquired in merger with Excelsior Capital Corporation                  $312,681    $       --      $       --          $323,425
   Loss from inception (December 6, 1991) to September 30, 1992               --              --          (244,100)       (244,100)
   Capital contributed by a shareholder                                    123,700            --              --           123,700
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                        272,461            --              --           272,900
   Payment of debt with stock warrants                                      33,333            --              --            33,333
   Payment of interest with stock warrants                                  17,774            --              --            17,774
   Issuance of receivable from officer                                        --           (65,117)           --           (65,117)
   Net loss for the year                                                      --              --        (1,044,154)     (1,044,154)
                                                                       ------------------------------------------------------------
   Balance at September 30, 1993                                           759,949         (65,117)     (1,288,254)       (582,239)
   Proceeds from the sale of unrestricted shares by shareholders
     in exchange for restricted shares                                     517,708            --              --           518,400
   Issuance of stock for consulting services                                89,942            --              --            90,000
   Issuance of stock subscriptions for loan origination fee                149,869            --              --           150,000
   Payment of interest with stock warrants                                  56,164            --              --            56,164
   Net loss for the year                                                      --              --        (1,768,428)     (1,768,428)
                                                                       ------------------------------------------------------------
   Balance at September 30, 1994                                         1,573,632         (65,117)     (3,056,682)     (1,536,103)
   Proceeds from the sale of restricted common shares                      204,807            --              --           205,000
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                       (172)           --              --              --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                        349,304          65,117            --           414,421
   Issuance of restricted shares for payment of services/compensation      357,681            --              --           358,083
   Issuance of warrants                                                     11,625            --              --            11,625
   Payment of interest with stock warrants                                 127,500            --              --           127,500
   Net loss for the year                                                      --              --        (2,873,839)     (2,873,839)
                                                                       ------------------------------------------------------------
Balance September 30, 1995                                               2,624,377            --        (5,930,521)     (3,293,313)
   Proceeds from the sale of common shares                                 479,817            --              --           480,500
   Issuance of shares for payment of services/compensation                 536,359            --              --           537,250
   Issuance of shares in settlement of outstanding debt
     and other obligations                                               2,113,054            --              --         2,117,522
   Payment of interest with warrants                                        84,996            --              --            84,996
   Net loss for the year                                                      --              --        (2,569,478)     (2,569,478)
                                                                       ------------------------------------------------------------
Balance at September 30, 1996                                            5,838,603            --        (8,499,999)     (2,642,523)
   Proceeds from the sale of restricted and unrestricted common shares     104,660            --              --           105,000
   Issuance of shares for payment of services/compensation                 477,629            --              --           478,807
   Issuance of shares in exchange for patent and technology license        244,300            --              --           245,000
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                       (163)           --              --              --
   Exchange of amounts due to related parties for restricted shares        149,550            --              --           150,000
   Exchange of redemption right of related party for additional
     restricted shares                                                        (145)           --              --              --
   Settlement of amounts due to related parties through debt
     forgiveness and issuance of shares                                  1,449,273            --              --         1,449,273
   Net loss for the year                                                      --              --          (943,773)       (943,773)
                                                                       ------------------------------------------------------------
Balance at September 30, 1997                                            8,263,707            --        (9,443,772)     (1,158,216)
   Proceeds from exercise of stock options                                  85,750            --              --            87,500
   Compensation expense from stock option activity                       1,699,440            --              --         1,699,440
   Issuance of warrants                                                       --              --              --           497,000
   Allocation of conversion feature of redeemable
     convertible preferred stock                                         1,022,222            --              --         1,022,222
   Accretion of conversion feature of redeemable
     convertible preferred stock                                              --              --        (1,022,222)     (1,022,222)
   Dividends on redeemable convertible preferred stock                        --              --           (40,000)        (40,000)
   Accretion of redeemable convertible preferred stock                        --              --           (23,611)        (23,611)
   Issuance of shares for payment of collaborators                           9,360            --              --             9,380
   Settlement of employee litigation                                       710,217            --              --           712,192
   Issuance of shares for services                                          87,750            --              --            87,938
   Issuance of additional shares to venture capital funds and
     individual investors                                                      (85)           --              --              --
   Net loss for the year                                                      --              --        (1,993,753)     (1,993,753)
                                                                       ------------------------------------------------------------
Balance at September 30, 1998                                           11,878,361            --       (12,523,358)       (122,130)


   Dividends on redeemable convertible preferred stock                        --              --          (160,000)       (160,000)
   Accretion of redeemable convertible preferred stock                        --              --           (98,362)        (98,362)
   Proceeds from exercise of Stock options                                  17,150            --              --            17,500
   Issuance of shares for services                                          66,655            --              --            66,800
   Extension of expiration date of stock option                             78,000            --              --            78,000
   Net loss for the year                                                      --              --        (1,337,742)     (1,337,742)
                                                                       ------------------------------------------------------------
Balance at September 30, 1999                                           12,040,166            --       (14,119,462)     (1,555,934)

   Dividends on redeemable convertible preferred stock                        --              --          (160,000)       (160,000)
   Accretion of redeemable convertible preferred stock                        --              --          (104,933)       (104,933)
   Proceeds from sale of common stock and warrants                       1,871,412        (282,002)           --         2,374,217
   Issuance of shares and options for services/compensation                707,511          93,491            --           425,142
   Amortization of stock based compensation                                   --              --              --            43,001
   Net loss for the year                                                      --              --        (1,655,482)     (1,655,482)
                                                                       ------------------------------------------------------------
Balance at September 30, 2000                                           14,619,089        (188,511)    (16,039,877)       (633,989)

   Proceeds from exercise of Stock options                                   6,125            --              --             6,250
   Dividends on redeemable convertible preferred stock                        --              --          (160,000)       (160,000)
   Accretion of redeemable convertible preferred stock                        --              --          (111,959)       (111,959)
   Issuance of a warrant for services                                         --              --              --            56,000
   Proceeds from sale of common stock and warrants, net of
      Issuance costs of $85,968                                            472,425        (360,486)           --         1,004,532
   Issuance of shares and options for services/compensation                249,875         257,847            --           433,423
   Amortization of stock based compensation                                   --              --              --            86,004
   License Agreement and Acquisition of Periodontix                      4,967,500            --              --         7,105,747
   Net loss for the year                                                      --              --       (10,503,075)    (10,503,075)
                                                                       ------------------------------------------------------------
Balance at September 30, 2001                                          $20,315,014       ($291,150)   $(26,814,911)    $(2,717,067)
                                                                       ============================================================



                                       F-5


--------------------------------------------------------------------------------

                                  Demegen, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows





                                                                                                                   PERIOD FROM
                                                                                                                 DECEMBER 6, 1991
                                                                                                                    (INCEPTION)
                                                                            YEAR ENDED SEPTEMBER 30               TO SEPTEMBER 30
                                                                     2001             2000             1999             2001
                                                               ------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                               $(10,503,075)     $(1,655,482)     $(1,337,742)    $(24,933,824)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                                        163,178          134,526          154,607          741,240
License amortization and purchased research &
 development related to the Periodontix acquisition                7,667,739             --               --          7,667,739
Stock issued for services                                            388,390          161,142             --          2,278,590
Stock based compensation                                              86,004           43,001             --            129,005
Issuance of stock options to employees and
   directors                                                          45,033          264,000           78,000        2,086,473
Warrants issued for interest                                            --               --               --            286,434
Notes payable issued for services                                       --               --               --             58,194
Other                                                                (31,379)           2,134             --             (4,897)

Changes in operating assets and liabilities:

Accounts receivable                                                  (23,901)             137           37,383          (46,310)
Prepaid expenses and other current assets                             (6,500)           2,057            9,802           (6,500)
Unearned revenue                                                      50,000          (91,667)         (91,666)          50,000
Accounts payable and other liabilities                               219,162           (3,607)         217,335        1,641,600
                                                               ------------------------------------------------------------------
Net cash used in operating activities                             (1,945,349)      (1,143,759)        (932,281)     (10,052,256)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                                   (27,613)         (12,765)        (210,157)        (423,753)
Cash received on equipment disposals                                    --               --               --              9,643
License with & acquisition of Periodontix                           (230,000)            --               --           (230,000)
Intangible assets                                                    (48,912)        (111,401)         (64,463)        (408,280)
                                                               ------------------------------------------------------------------
Net cash used in investing activities                               (306,525)        (124,166)        (274,620)      (1,052,390)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from issuance of equity
   Instruments, net of transaction costs                           1,017,415        2,374,217             --          7,701,132
Proceeds from exercise of stock options                                6,250             --             17,500          111,250
Proceeds from notes payable & capital leases                          18,673          150,000           21,109        1,317,282
(Decrease) increase in payable to employees
   and directors                                                        --             14,550           72,614        2,687,962
Payments on notes payable                                            (78,338)         (29,075)          (7,395)        (175,502)
                                                               ------------------------------------------------------------------
Net cash provided by financing activities                            964,000        2,509,692          103,828       11,642,124
                                                               ------------------------------------------------------------------

Net increase (decrease) in cash and cash
   equivalents                                                    (1,287,874)       1,241,767       (1,103,073)         537,478
Cash and cash equivalents at beginning of
   period                                                          1,825,352          583,585        1,686,658             --
                                                               ------------------------------------------------------------------
Cash and cash equivalents at end of period                      $    537,478      $ 1,825,352      $   583,585     $    537,478
                                                               ==================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
Cash paid for interest                                          $     20,034      $     8,582      $     3,140     $     50,258
                                                               ==================================================================

NONCASH ACTIVITIES
Common stock issued in satisfaction of related
   party payable                                                $       --        $      --        $    66,800     $    778,992
                                                               ==================================================================
Dividends on redeemable convertible preferred
   stock                                                            $160,000      $   160,000      $   160,000     $    520,000
                                                               ==================================================================
Accretion of redeemable convertible preferred
   stock                                                            $111,959      $   104,947      $    98,362     $  1,361,101
                                                               ==================================================================
Receivable due from stockholders                                    $181,000      $   282,002      $      --       $    463,002
                                                               ==================================================================
Common stock issued for issuance costs                          $       --        $   100,000      $      --       $    100,000
                                                               ==================================================================
Common stock and warrants issued as part
of the Periodontix transaction                                  $  7,145,747      $      --        $      --       $  7,145,747
                                                               ==================================================================
See accompanying notes.

                                      F-6




--------------------------------------------------------------------------------

                                  Demegen, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                               September 30, 2001


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

The Company is considered a development stage company for financial statement disclosure purposes because the Company is devoting substantially all of its efforts to establishing new products.

The Company is a biopharmaceutical company, with has compounds in clinical trials, which discovers, designs and develops natural and novel peptides for the treatment of infectious diseases and cancer. The primary drugs under development target significant markets for which there are few, if any, satisfactory alternatives. These include treatment for oral candidiasis, a disease prevalent in HIV patients, a treatment for Pseudomonas in CF Patients, a disease that can be fatal to children, and a treatment for glioblastoma, a form of head and neck cancer that has a very low survival rate. During Fiscal 2001 the Company acquired substantially all the assets of Periodontix, Inc., another peptide therapeutic company. For accounting purposes the acquisition was accounted under the "purchase method" of accounting.

The Company is subject to the risks associated with emerging technology-oriented companies. Primary among these risks are the ability to obtain sufficient financing, competition from substitute products and the ability to successfully develop and market its products. As of September 30, 2001, the Company has an accumulated deficit of $26,815,000. In addition, the Company has a working capital deficiency of $304,000 as of September 30, 2001 and has used $1,945,000 of cash for operations during fiscal 2001.

For the year ended September 30, 2001, the Company incurred a loss of $10,503,000.

The Company historically has obtained its working capital through equity issuances to shareholders, royalty payments and from certain borrowing arrangements. Management has plans in Fiscal 2002 to issue additional equity to shareholders and to obtain additional funding support from grants and product development partners. Should these plans not be successful, there is uncertainty as to the Company's ability to continue as a going concern through the year ending September 30, 2002.



                                      F-7


--------------------------------------------------------------------------------

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


1. HISTORY AND NATURE OF BUSINESS (CONTINUED)


The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing and successfully concluding additional license agreements.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (generally three to five years) of the individual assets. Depreciation expense amounted to $71,178, $64,134 and $56,948, during 2001, 2000 and 1999, respectively.

INTANGIBLE ASSETS

In fiscal 2000 Intangible assets include patent costs and purchased license agreements and were stated at cost, net of accumulated amortization. With the unanticipated termination of the Dow AgroSciences agreement all Intangible assets that were originally being recovered through the cash flow associated with the agreement were adjusted to net realizable value with a $177,785 charge against income for the year ended September 30, 2001. Prior to the impairment charge amortization was calculated using the straight-line method over estimated useful lives ranging from 3 to 17 years.

GRANT AND OTHER INCOME

Grant income is not recognized until received as the grants did not include any penalties, successful outcomes clauses or refunding provisions.

During fiscal years 2001 and 1999, the Company received grant proceeds of $400,000 and $375,000, respectively to expand efforts to develop therapeutics to treat cancer. The funds were recognized as revenue upon receipt as the contracts do not contain any penalties, successful outcomes clauses or refunding provisions. License revenue is recognized as revenue upon receipt, except for those that contain




                                       F-8


--------------------------------------------------------------------------------
                                                                         Page 38

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

contractual provisions that require the Company to provide services or the attainment of certain goals, in those cases, the revenues is deferred as unearned revenue until these penalties, clauses or provisions expire.

The Company received $27,882 and $91,808 in fiscal 2000 and 1999, respectively, under research agreements with the National Institute of Health and the National Science Foundation. Revenue was recognized as the research funds were expended.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which eliminated the pooling of interest method of accounting for all business combinations initialed after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations initiated after June 30, 2001.

The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," effective July 1, 2001 and the Periodontix transaction was accounted for under SFAS 141 and 142. SFAS 142 addresses the financial and accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

4. INCOME TAXES

The Company accounts for income taxes using the liability method.

Significant components of the Company's deferred tax asset at September 30, 2001 and 2000, are as follows:




                                       F-9




--------------------------------------------------------------------------------

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

4. INCOME TAXES (CONTINUED)

                                            2001                2000
                                         -----------        -----------

*  Compensation expense on unexercised
     stock options                       $   567,980        $   498,030
*  NOL carryforwards                       5,370,798          4,268,605
*  Excess book amortization                2,802,828             71,894
*  Other                                       7,813             (7,387)
                                         -----------        -----------
        Total deferred tax asset           8,749,420          4,831,142

   Valuation allowance                    (8,749,420)        (4,831,142)
                                         -----------        -----------
   Net deferred tax assets               $         0        $         0
                                         ===========        ===========


Net operating losses totaling approximately $14,100,000 are currently available and begin to expire in 2007.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

5. PRIVATE PLACEMENT OF SECURITIES

During the third quarter of Fiscal 2001, the Company made a private placement of its securities to institutional and other accredited investors raising $1.28 million of which $0.181 million was in the form of future services recognized in equity as subscription receivable, as services are prepaid, with the remainder of $1.09 million in cash. The private placement resulted in the sale of 2.543 million restricted shares of Common Stock and warrants to purchase an additional
2.543 million shares of the Company's Common Stock.

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

During the second quarter of Fiscal 2000, the Company closed on a private placement of its securities to institutional and other accredited investors raising $2.65 million of which $0.28 million was in the form of future services, which are presented in equity as "Subscription Receivable" as services are prepaid and are recognized over the life of the respective agreements, with the remainder of $2.4 million in cash. The private placement resulted in the sale of
5.56 million restricted shares of common stock and warrants to purchase an additional 5.56 million shares of the Company's common stock.

--------------------------------------------------------------------------------

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

5. PRIVATE PLACEMENT (CONTINUED)


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

                                      F-11


--------------------------------------------------------------------------------

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


7. STOCK OPTIONS AND WARRANTS

The Company granted stock options to certain employees and directors during the years ended September 30, 2001 and 2000 at exercise prices which approximated or exceeded fair value at the date of grant. The majority of the stock options issued in the year ended September 30, 2000 were issued in connection with the retention of the Chief Operating Officer-Pharmaceutical Products (See Note 12 for further discussion of this employment agreement). Exclusive of the aforementioned stock options, the majority of the stock options issued in the year ending September 30, 2000 vest over time (up to 3 years). All of the options issued in the year ending September 30, 1999 vested immediately.

A summary of the Company's stock option activity is as follows:



                                                                          OPTIONS OUTSTANDING
                                                     --------------------------------------------------------
                                                                               WEIGHTED
                                                                               AVERAGE       WEIGHTED AVERAGE
                                                      NUMBER OF SHARES      EXERCISE PRICE       FAIR VALUE
                                                     --------------------------------------------------------

Balance at September 30, 1998                           5,095,000                $0.12               $0.23

Granted                                                   380,000                $0.45               $0.41
Options exercised for common stock                       (350,000)               $0.05               $0.37
                                                     --------------------------------------------------------
Balance at September 30, 1999                           5,125,000                $0.15               $0.46
                                                     ========================================================

Options granted during year                             2,275,000                $0.63               $0.79
                                                     --------------------------------------------------------
Balance at September 30, 2000                           7,400,000                $0.30               $0.56
                                                     ========================================================

Granted                                                   992,500                $0.75               $0.83
Options exercised for common stock                       (125,000)               $0.05               $0.75
                                                     --------------------------------------------------------
Balance at September 30, 2001                           8,267,500                $0.36               $0.59
                                                     ========================================================

                                      F-12




--------------------------------------------------------------------------------

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


7. STOCK OPTIONS AND WARRANTS (CONTINUED)

As of September 30, 2001 and 2000, 5,996,687 and 5,503,333, respectively, of the options were vested and exercisable.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions for fiscal 2001, 2000 and 1999: risk-free interest rate of 6%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.43, 1.49 and 1.41 respectively, and a weighted average expected option life of five years.

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

Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. Had the compensation cost of the Company's stock option plans been determined based on the fair value at the date of grant for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                                YEAR ENDED SEPTEMBER 30
                                                     2001               2000           1999
                                                 --------------------------------------------------

Net loss available to common stock:
   As reported                                   $(10,775,034)     $(1,920,415)     $(1,596,104)
   Pro forma                                     $(11,340,598)     $(2,058,313)     $(1,746,117)

Basic and diluted earnings per share:
   As reported                                         $(0.29)          $(0.06)          $(0.06)
   Pro forma                                           $(0.31)          $(0.07)          $(0.07)


The maturity date of an option held by an officer of the Company to purchase up to 600,000 shares of common stock at an exercise price of $0.15 per share was extended from October 31, 2000 to October 31, 2010 at the September 17, 1999 meeting of the Compensation Committee. The Company recorded a $78,000 non-cash charge in fiscal 1999 to reflect the aforementioned extension.

At September 30, 2001, there were outstanding warrants to purchase 8,185,879 shares of the Company's common stock at an exercise price of $0.75 per warrant (refer to Note 5 for additional information). Those warrants which were sold with the common shares in the private placements in fiscal 2001 and 2000 and were valued at $890,050 ($0.35 per warrant) and $790,004 ($0.14 per warrant), respectively. Additionally, the holder of the preferred stock holds a warrant to purchase common stock (refer to Note 5 for additional information), Periodontix holds a warrant to purchase common stock at $1.25 per share. (refer to Note 13 for additional information) and an unrelated party holds a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $1.00 per warrant.

                                      F-13




--------------------------------------------------------------------------------

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

8. NOTE PAYABLE

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

The Company has a note payable totaling $216,820 as of September 30, 2001 which is payable at $3,500 monthly at an interest rate of 6%. Payments under this agreement began in March 2000 and will extend until August 2007.

9. COMMITMENTS

The Company leases its office and laboratory facilities in Pittsburgh under a six month lease expiring March 31, 2002 at a monthly rental of $3,948. Additionally, the Company leases its office and laboratory facilities in Watertown site under a lease expiring June 2003 at a gross monthly rental of $11,093.

During 2001, 2000 and 1999, the Company incurred rent expense totaling $153,124, $56,830 and $45,830, respectively.

During 1997, the Company entered into a license agreement with a university to obtain certain patent rights. In exchange for the license of the patents, the Company issued common stock. The value assigned to the patents was based upon management's estimate of the fair value of the stock issued. In addition, the Company is obligated to pay certain royalties under the terms of the agreement for each licensed product. The agreement requires minimum royalty payments to maintain the license of the patents. The Company paid $25,000 in royalty payments pursuant to this agreement in 2001.

10. MARKETING

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

The Dow AgroSciences Agreement was amended on October 11, 1998 to provide Dow AgroSciences with an additional license for the Company's agricultural nutrition technologies. The Company received a minimum annual royalty of $200,000 at the execution of the contract. Additionally, in 1999, the Company received an initial research funding payment of $150,000 and an additional $150,000 which was due six months after the contract execution. The research funding was to increase by $50,000 annually over the remaining four years of the funding term. These payments were currently recognized as revenue as the earnings process was complete according to the terms of the contract and the payments are not subject to recoupment by Dow AgroSciences.


                                      F-14



--------------------------------------------------------------------------------

                                    Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

10. MARKETING (CONTINUED)

On October 31, 2001 Dow AgroSciences notified the Company that it was exercising its right to terminate the agreement. The termination of the agreement resulted in certain impairment charges as discussed in Note 2.


11. NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                    YEAR ENDED SEPTEMBER 30
                                                              2001             2000            1999
                                                     ---------------------------------------------------

Numerator:
   Net loss                                             $(10,503,075)      $(1,655,482)     $(1,337,742)
   Preferred stock dividends and accretion
     amounts                                                (271,959)         (264,933)        (258,362)
                                                     ---------------------------------------------------
   Numerator for basic loss per
     share--income available to common
     stockholders                                        (10,775,034)       (1,920,415)      (1,596,104)

Denominator:
   Denominator for basic and loss per
     share--weighted average shares                       37,163,279        29,759,153       26,255,104
                                                     ---------------------------------------------------
Basic and diluted loss per share                              $(0.29)           $(0.06)          $(0.06)
                                                     ===================================================


At September 30, 2001, the Company had 5,996,667 vested options (8,267,500 outstanding) for the purchase of the Company's Common Stock at exercise prices ranging from $0.05 per share to $0.875 per share. Additionally, the 4,444,444 shares of Redeemable Convertible Preferred Stock are convertible into the Company's Common Stock on a 1 for 1 basis. Furthermore, the holder of the Redeemable Convertible Preferred Stock holds a warrant for 4,965,556 shares of the Company's Common Stock at an exercise price of $0.45 per share. The purchasers of Common Stock in the 2001 and 2000 Private Placements received aggregate warrants for 8,185,879 shares of the Company's common Stock at an exercise price of $0.75 per share. Periodontix received warrants for 9,000,000 shares of the Company's common Stock at an exercise price of $1.25 per share and an unrelated third party holds a warrant for 200,000 shares of the Company's common Stock at an exercise price of $1.00 per share These potentially dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive.

12. EMPLOYMENT AGREEMENT

Effective April 1, 2000, the Company hired a Chief Operating Officer - Pharmaceutical Products. His employment agreement is for an initial term of three years and provides for the issuance of 300,000 shares of restricted common stock upon joining the Company and options to purchase, subject to achievement of certain funding, investigative new drug ("IND") approval and commercialization objectives, up to 1,400,000 shares of the Company's common stock at exercise prices of $0.45 and $0.90 per share. The valuation of the restricted stock and stock options resulted in a non-cash charge of $264,000 in the quarter ending June 30, 2000 which was included in research and development expense. The related Deferred Compensation component of Stockholders' Equity





                                            F-15




--------------------------------------------------------------------------------

                                    Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


12. EMPLOYMENT AGREEMENT(CONTINUED)


($387,000) is being amortized against income over the terms of the various option agreements. At September 30, 2001, the balance in the Deferred Compensation account was $257,995 with $86,004 and $43,001 charged against operations in the years ending September 30, 2001 and 2000, respectively.


13. ACQUISITION

Effective January 1, 2001 the Company entered into a definitive license agreement with an option to purchase with Periodontix, Inc for all of their technologies and rights in related clinical trials, except for Periodontix' photodynamic technology. In evaluating Periodontix a number of attractive attributes were identified that were not generally visible. Because of its name, Periodontix appeared to be focused just on dental applications - gingivitis and periodontitis.

The transaction was structured under a short-term license agreement to permit the Company a period of time to evaluate Periodontix's technology and obtain the necessary funds to support the additional research, prior to exercising the purchase option. The terms of the agreement were as follows:

- On December 15, 2000, the Company made a $50,000 good faith non-refundable payment to Periodontix.

- During February 2001, the Company issued Periodontix 2.3 million restricted shares of the Company's Common Stock and warrants to purchase up to 2.3 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five-year term and are callable by the Company if the price of the Company's Common Stock trades above $2.50 per share for twenty consecutive trading days.

- On April 2, 2001, Periodontix received the second issuance under the license agreement of 2 million restricted shares of the Company's Common Stock and warrants to purchase up to 2 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five year term and are callable by the Company if the price of the Company's Common Stock trades above $2.50 per share for twenty consecutive trading days.

- On July 16, 2001, under the license agreement, the Company exercised its option to purchase the aforementioned technologies, free and clear of all liens and to terminate the license by the issuance of 4.7 million restricted shares of the Company's Common Stock and warrants to purchase up to 4.7 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five year term and are callable by the Company if the price of the Company's Common Stock trades above $2.50 per share for twenty consecutive trading days.

- On January 1, 2001 the Company hired selected Periodontix employees to facilitate the clinical trials and other tasks related to the license period.

- Beginning January 1, 2001 the Company agreed to pay Periodontix for rent and utilities at their office and other operating costs.

- As part of the license fee, the Company paid $175,000 to Periodontix on April 2, 2001 and is obligated to make a second $175,000 payment to Periodontix on December 1, 2001.

--------------------------------------------------------------------------------

                                    Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

13. ACQUISITION (CONTINUED)

The initial (February 2001) license payment of restricted common stock and warrants issued to Periodontix was valued at $2.7 million and along with the $0.05 million deposit made in December 2000 were classified as Deferred Licensing Fees and were amortized over the seven month term of the license.

The second (April 2001) license payment of restricted common stock and warrants issued to Periodontix was valued at $1.78 million and along with the two $0.175 million payments that the Company is obligated to make were classified as Deferred Licensing Fees and were amortized over the remaining four month term of the license.

The final (July 2001) license payment of restricted common stock and warrants issued to Periodontix was valued at $2.66 million. Additionally, $0.09 million of capital leases were assumed.

For accounting purposes the acquisition was accounted under the "purchase method" of accounting. The purchase price was allocated as follows, based upon an independent valuation:

Fixed Assets                                $   82,386
In-Process Research and Development          2,641,953
Patents                                         31,162

The In-Process research and development was written-off in the year ended September 30, 2001 as technological feasibility of the in-process technologies so acquired had not been achieved and no alternative future use had been established.

The following unaudited pro forma condensed operating statements for the years ended September 30, 2001 and 2000 assume that the acquisitions were consummated on October 1, 2000 and 1999, respectively. There results are not necessarily indicative of those results that would have occurred had the acquisition actually been made on October 1, 2000 or of the future operations of the combined companies.

                                                      Years ended September 30,
                                                 2001                           2000
                                             -----------                   -----------

Income                                         $1,156,004                      $948,765
Expenses                                       12,163,578                    12,944,915
                                             ------------                  ------------
Net Loss                                      (11,007,574)                  (11,996,150)

Preferred Dividend & Accretion Amount            (271,959)                     (264,933)
                                             ------------                  ------------
Net loss applicable to common shares         $(11,279,533)                 $(12,261,083)
                                             ============                  ============

Net loss per common shares                         $(0.27)                       $(0.32)
                                             ============                  ============
Weighted average shares outstanding            42,454,245                    38,759,153
                                             ============                  ============

The pro forma results for the year ended September 30, 2001 and 2000 included $4,848,000 of amortization of the license with Periodontix and $2,642,000 for the write-off of acquired in process research and development.


                                      F-17



--------------------------------------------------------------------------------
                                                                         Page 47