Form 10KSB/A
period 2001-09-30
DEMEGEN INC
filed 2002-01-28
CIK 1077596

- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                 FORM 10-KSB/A


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




- --------------------------------------------------------------------------------
                                                                          Page 1

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


- --------------------------------------------------------------------------------

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

PERIODONTIX ASSET ACQUISITION

As part of the Company's continuing effort to build shareholder value, the Company acquired substantially all the assets of Periodontix, Inc. ("Periodontix") in July 2001. In seeking an acquisition candidate, the Company's goal was to broaden the Company's peptide technology platform, increase the value of the Company to attract




- --------------------------------------------------------------------------------
institutional investors, strengthen the depth of people skills, expand laboratory capability, and defuse risk.

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


- --------------------------------------------------------------------------------

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


- --------------------------------------------------------------------------------
typhimurium, S. aureus, S. epidermidis, S. mutans and S. sobrinus. In the case of P aeruginosa and S. aureus, antibacterial activity has been demonstrated against a variety of clinical isolates, many of which were resistant to traditional antibiotics. For both bacteria and fungi, P113L has been shown to kill cells as opposed to simply inhibiting their growth. Experiments conducted using P. aeruginosa have shown that P113L acts by binding to the cell surface, kills very quickly (within minutes), and acts by permeablizing both the outer and inner membranes of the cell.

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


- --------------------------------------------------------------------------------
tropicalis, all with MIC values of 3.1 (mu)g/mL or less. Resistance to fluconazole had no bearing on the sensitivity of these organisms to P113L.

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

The Company is developing a novel, synthetic antimicrobial peptide for delivery via inhalation for the treatment and prevention of lung infections in CF patients. Currently, there are a limited number of products approved for the treatment of lung infections in CF patients. Pulmozyme(R) was approved in 1993 to help reduce the viscosity of the mucous in the lungs of CF patients. In 1997, TOBI(TM), tobramycin for inhalation, was approved in the US as the first inhaled antibiotic to treat CF lung infections. TOBI(TM) is given on a one month on/one month off cycle, primarily to


- --------------------------------------------------------------------------------
minimize the development of resistant organisms. This dosing regimen and the development of strains resistant to tobramycin presents a clear need for additional inhaled antimicrobials to treat the lung infections associated with CF.

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


- --------------------------------------------------------------------------------

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


MARKET OPPORTUNITY
The use of topical antimicrobial agents has been an important adjunct in the prevention and treatment of burn/wound infections. However, there are several disadvantages to the use of the most common agents, silver sulfadiazine and mafenide acetate (the active ingredient in Sulfamylon), including their substantial ability to inhibit wound healing when applied at clinically effective antimicrobial dosages. In addition, both of these agents are particularly cytotoxic to cultured keratinocyte skin grafts, a procedure used commonly in severely burned patients. Furthermore, the development of multi-drug resistant pathogens in the hospital setting has become an increasingly important problem in the management of major

- --------------------------------------------------------------------------------
surgical infections, including those due to burn wounds. Burn wound sepsis remains the most common and serious complication of major burn injury, accounting for over 60% of deaths in burn patients today. Therefore, there is an unmet medical need for novel agents to provide local control of infection, in particular for drug resistant organisms, without inhibiting the normal tissue repair processes. Such agents could have widespread applicability in the management of burn and wound patients in both hospital and out-patient settings. Hospital-related infected burns and wounds affect over 2 million people per year in the USA alone.


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

Each year in the United States, 4 million cases of Chlamydia infection are reported. However, 75% of women and 50% of men are asymptomatic and unwitting carriers of the disease. If left untreated, Chlamydia infection in women leads to pelvic


- --------------------------------------------------------------------------------
inflammatory disease, which in turn leads to infertility, ectopic pregnancies, and a 3-5 times greater risk of acquiring HIV. There are about 1 million cases of Gonorrhea infections in the USA each year, and approximately half of those infected have no symptoms. A woman infected with Gonorrhea is at increased risk of acquiring HIV. Diagnosed Chlamydia and Gonorrhea infections are treated with antibiotics at an annual health care cost of over $2 billion.

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

MARKET OPPORTUNITY
Eight thousand people in the United States each year are diagnosed with a brain cancer called malignant glioma. Glioblastoma multiforme, which occurs primarily in adults, is an especially aggressive type of malignant glioma. It has proved extremely difficult to treat effectively using conventional cancer therapies such as surgery and radiation, with or without chemotherapy. Because malignant gliomas rarely metastasize to other parts of the body, systemic drug delivery is unnecessary. Furthermore, due to the blood-brain barrier, many chemotherapeutic agents are ineffective in the brain. Glioblastomas represent 23% of all primary brain tumors. Brain tumors are the second leading cause of cancer death in children under age 15 and in young adults up to age 34. Brain tumors are the second fastest growing cause of cancer death among those over age 65, and unlike the first and third fastest growing causes (lung cancer and melanoma), no behavioral change has been shown to reduce the risk. Unlike most benign tumors found elsewhere in the


- --------------------------------------------------------------------------------
body, benign brain tumors may recur and may result in death. Because of their location at the control center for thought, emotion and physical function, brain tumors are difficult to treat. The cure rate for most brain tumors is significantly lower than that for most other types of cancer. Children who are cured of leukemia are shown to be at greater risk of developing a brain tumor. Brain tumor research is underfunded relative to other cancer treatments and the public, in general, is unaware of the magnitude of this cancer.

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

Disease Resistant Crops
- -----------------------

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


- --------------------------------------------------------------------------------

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



- --------------------------------------------------------------------------------

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

Before the Company's products can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action


- --------------------------------------------------------------------------------
can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. No assurance can be given that, even if a product is approved by a regulatory authority, satisfactory prices will be approved for the Company's products.

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

TECHNOLOGY BASE

Except for the technology acquired as part of the Periodontix acquisition, the Company's technology was designed by Jesse M. Jaynes, Ph.D., the Company's Chief Scientist. Dr. Jaynes has over 15 years of peptide design experience and is a biochemist by training. Dr. Jaynes was the first to demonstrate and publish results showing that antimicrobial peptides had antifungal, anticancer and antiprotozoal



- --------------------------------------------------------------------------------
activity that could also be used for enhanced plant disease resistance and enhanced animal disease resistance.

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



- --------------------------------------------------------------------------------

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

                                                    DEMEGEN PATENTS

- ------------------------- ------------- -----------------------------------------------------------------------
       PATENT NO.          ISSUE DATE                                PATENT TITLE
- ------------------------- ------------- -----------------------------------------------------------------------

      US 6,191,110          2-20-01     Method of Enhancing Wound Healing by Stimulating Fibroblast and
                                        Keratinocyte Growth in vivo, Utilizing Amphipatic Peptides (expires
                                        April 20, 2014)
- ------------------------- ------------- -----------------------------------------------------------------------

      US 6,153,210         11-28-00     Use of Locally Delivered Metal Ions for Treatment of Periodontal
                                        Disease (expires November 28, 2017)
- ------------------------- ------------- -----------------------------------------------------------------------

      US 6,084,156           7-4-00     Plants Producing Lytic Peptides (expires June 17, 2011)
- ------------------------- ------------- -----------------------------------------------------------------------

      US 6,018,102          1-25-00     Ubiquitin-Lytic Peptide Fusion Gene Constructs, Protein Products
                                        Deriving Therefrom, and Methods of Making and Using Same (expires
                                        October 8, 2013)
- ------------------------- ------------- -----------------------------------------------------------------------

      US 6,001,805         12-14-99     Method of Enhancing Wound Healing by Stimulating Fibroblast and
                                        Keratinocyte Growth in Vivo Utilizing
- ------------------------- ------------- -----------------------------------------------------------------------



- --------------------------------------------------------------------------------

- ------------------------- ------------- -----------------------------------------------------------------------
       PATENT NO.          ISSUE DATE                                PATENT TITLE
- ------------------------- ------------- -----------------------------------------------------------------------
                                        Amphipathic Peptides (expires March 17, 2015)
- ------------------------- ------------- -----------------------------------------------------------------------

      US 5,968,904         10-19-99     Modified Arginine containing Lytic Peptides and Method of Making the
                                        Same by Glycoxylation (expires November 8, 2013)
- ------------------------- ------------- -----------------------------------------------------------------------

      US 5,955,573          9-21-99     Ubiquitin-Lytic Peptide Fusion Gene Constructs, Protein Products
                                        Deriving Therefrom, and Methods of Making and Using Same (expires
                                        July 22, 2014)
- ------------------------- ------------- -----------------------------------------------------------------------

     US 5,912,230**         6-15-99     Anti-fungal and Anti-bacterial Histatin-based Peptides (expires March
                                        11, 2018)
- ------------------------- ------------- -----------------------------------------------------------------------

     US 5,885,965**         3/23/99     Anti-fungal D-amino Acid Histatin-based Peptides (expires December 5,
                                        2017)
- ------------------------- ------------- -----------------------------------------------------------------------

     US 5,811,654*          9-22-98     Plants Genetically Enhanced for Nutritional Quality (expires July 25,
                                        2006)
- ------------------------- ------------- -----------------------------------------------------------------------

      US 5,773,413          6-30-98     Method of combating Mammalian Neoplasias, and Lytic Peptides Therefor
                                        (expires February 10, 2015)
- ------------------------- ------------- -----------------------------------------------------------------------

      US 5,744,445          4-28-98     Method of Treating Pulmonary Disease States with Non-Naturally
                                        Occurring Amphipathic Peptides (expires April 28, 2015)
- ------------------------- ------------- -----------------------------------------------------------------------

      US 5,717,064          2-10-98     Method of Treating Pulmonary Disease States with Non-Naturally
                                        Occurring Amphipathic Peptides (expires April 28, 2015)
- ------------------------- ------------- -----------------------------------------------------------------------

     US 5,696,078**         12-9-97     Method for Treating Fungal Infections Using Histatin-Based Peptides
                                        (expires December 9, 2014)
- ------------------------- ------------- -----------------------------------------------------------------------

     US 5,646,119**          7-8-97     D-amino Acid Histatin-based Peptides as Anti-fungal and
                                        Anti-bacterial agents (expires July 8, 2014)
- ------------------------- ------------- -----------------------------------------------------------------------

     US 5,631,228**         5-20-97     Anti-fungal and Anti-bacterial Histatin-based Peptides (expires May
                                        20, 2014)
- ------------------------- ------------- -----------------------------------------------------------------------

     US 5,597,946*          1-28-97     Method for Introduction of Disease and Pest Resistance Into Plants
                                        and Novel Genes Incorporated Into Plants Which Code Therefor (expires
                                        January 28, 2014)
- ------------------------- ------------- -----------------------------------------------------------------------

     US 5,597,945*          1-28-97     Plants Genetically Enhanced for Disease Resistance (expires January
                                        28, 2014)
- ------------------------- ------------- -----------------------------------------------------------------------

      US 5,561,107          10-1-96     Method of Enhancing Wound Healing by Stimulating Fibroblast and
                                        Keratinocyte Growth in Vivo Utilizing Amphipathic Peptides (expires
                                        October 1, 2013)
- ------------------------- ------------- -----------------------------------------------------------------------

      US 5,486,503          1-23-96     Anti-Fungal Histatin Based Peptides (expires January 23, 2013)
- ------------------------- ------------- -----------------------------------------------------------------------

* Patents in-licensed from Louisiana State University
** Patents in-licensed from Boston University


- --------------------------------------------------------------------------------

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

None



- --------------------------------------------------------------------------------

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





                                              FISCAL QUARTERSS ENDED
                         --------------------------------------------------------------------

Fiscal            December 31               March 31           June 30           September 30
- ------            -----------               --------           -------           ------------

2001

High                  $1.01                   $1.00             $0.67               $0.52
Low                   $0.42                   $0.56             $0.47               $0.34


2000

High                  $0.33                   $1.53             $1.00               $0.65
Low                   $0.19                   $0.29             $0.53               $0.46




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

During the third quarter of Fiscal 2001, the Company made a private placement pursuant to Section 4(2) of the Securities Act of its securities to institutional and other accredited investors raising $1.28 million of which $0.181 million was in the form of future services with the remainder of $1.09 million in cash. The private placement resulted in 2.543 million restricted shares of Common Stock and

- --------------------------------------------------------------------------------
warrants to purchase and additional 2.543 million shares of the Company's Common Stock.

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

The Company is a "Development Stage Company" in the clinical trial stage. The primary drugs under development target significant markets for which there are few, if any, satisfactory alternatives. These include treatment for oral candidiasis, a disease prevalent in HIV patients, a treatment for Pseudomonas in CF patients, a disease that can be fatal to children, and a treatment for glioblastoma, a form of head and neck cancer that has a very low survival rate. During Fiscal 2001, the Company acquired most of the assets of Periodontix, Inc., another peptide




- --------------------------------------------------------------------------------
therapeutic company, thereby nearly doubling its technology assets and product pipeline. Synergies between the two companies will enhance and accelerate the development of products built on complementary peptide platforms. A number of additional applications for preventing or treating infectious disease are also in the development pipeline.


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

- --------------------------------------------------------------------------------

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



- --------------------------------------------------------------------------------

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


PROSPECTIVE/FORWARD-LOOKING INFORMATION
- ---------------------------------------

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

In addition, information regarding market and industry statistics and other numbers contained in this Annual Report are included based upon information available to us that we believe is accurate. It is generally based on academic and other



- --------------------------------------------------------------------------------
publications. We have not independently verified all data and cannot assure you of the accuracy of the data we have included.

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


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Not applicable




- --------------------------------------------------------------------------------

                                    PART III


ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table lists, as of December 31, 2001, the following information concerning each director: his principal occupation or employment; age; the year in which he first became a director of the Company; and any directorships in public companies.

                                    DIRECTORS

                                   PRINCIPAL OCCUPATION                 DIRECTOR
     NAME                                AND AGE                         SINCE
     ----                          --------------------                ---------
RICHARD D. EKSTROM                                                        1996

Richard D. Ekstrom has served as Chairman of the Board of Directors and President of the Company since January 1996. Mr. Ekstrom also serves as the Company's Chief Financial Officer and Secretary since December 1994 and December 2001, respectively. Mr. Ekstrom holds a B.A. from Cornell University and an M.B.A. from Boston University. From 1990 through 1991, Mr. Ekstrom was President of Cost Containment Corporation and from 1993 through 1994, he was Chief Operating Officer of Preferred Solutions Inc., both of which were start-up pharmacy benefit management companies. Age, 57.

JESSE M. JAYNES                                                           1992

Jesse M. Jaynes, Ph.D. is a Co-Founder of the Company and has served as Vice President of Research and Chief Scientist since 1992. He is the Company's Chief Scientist and the inventor of its core technologies. He holds A.S. in Biology from the College of Eastern Utah, a B.S. in Zoology from Southern Utah State University and earned his doctorate in BioChemistry at Brigham Young University. He completed postdoctoral fellowships in the Department of Plant Pathology at Montana State University and the Plant Growth Laboratory at the University of California, Davis before joining the faculty of Louisiana State University in 1985. Age, 50.


ROBERT E. HANNAN                                                          1999

Robert E. Hannan is the Principal and Chief Executive Officer of the Genesis Group, a consulting group that has focused its activities since 1981 on the evaluation and commercialization of new technology for the Pharmaceutical, Biotechnology and Diagnostic Medicine industry. Mr. Hannan is also Founder and Chief Executive Officer of POV Incorporated, a strategic management publishing firm and is Founder and Editorial Director of four health care newsletters under the brand name The Genesis Report. These publishing assets were sold to Wolters Kluwer in 1999 and Mr. Hannan remains as a consultant to that organization, where he previously served as President of their Business Intelligence Group. He is a member of Who's Who in Science and Engineering, American Association for the Advancement of Science and the New York Academy of Science. He also serves as Chairman of the Executive Committee for the Gene Therapy firm VIRxSYS and is a member of the Board of Directors of three other privately held Healthcare and Biotechnology companies. Age, 55

JOHN BRIDWELL                                                             1999

John Bridwell has been President of Ditch Witch of Oklahoma for the past 20 years. Presently, he is involved with an Oklahoma health care company; Health Heaven, Shepard Mall Partnership, Riva Finance Co. and the City of Edmond Economic Development. He also currently serves as director of First Enterprise Bank of Oklahoma City. Age, 69.


JERRY B. HOOK                                                             1999

Jerry B. Hook, Ph.D., is the former Chairman of the Board and CEO of Sparta Pharmaceuticals, Inc., which was recently sold to Supergen, Inc. Dr. Hook was previously President and CEO of Lexin Pharmaceutical, which was acquired by Sparta in 1996. Prior to Lexin, he was Senior Vice President and Director, Research and Development SmithKline Beecham Pharmaceuticals. Currently, Dr. Hook is on the Board of Directors of two privately held biotechnology firms. Dr. Hook was Professor of Pharmacology and Toxicology at Michigan State University and Director, Center for Environmental Toxicology. Age, 64.


KONRAD WEIS                                                                1998

Konrad M. Weis, Ph.D., is the former President and Chief Executive Officer of Bayer USA, the American subsidiary of Bayer AG, a chemical, pharmaceutical and information company. Dr. Weis is currently on the boards of PNC Equity Management Corporation, Titan Pharmaceuticals and Visible Genetics, Inc. In addition, he is a trustee of Carnegie Mellon University and the Heinz Endowments. Age, 73.



JAMES COLKER                                                          1998

James Colker is the Managing General Partner of Colker and Newlin Management Associates III ("CNMA"), and managing partner of the CEO Venture Fund III ("CEO"). He is also a director of the Pittsburgh Technology Council, the Pennsylvania Technology Council and trustee of Penn Southwest Association, as well as a board member of a number of small advanced technology companies. Previously, Mr. Colker was Chairman and Chief Executive Officer of Contraves Goerz Corporation. Age, 73.


JOSEPH LOVETT                                                             2001

Joseph Lovett is President of Beacon Life Sciences, a Boston area venture capital development corporation focusing on Photonics (the use of light and photons) for use in life sciences. Mr. Lovett is also a General Partner of Medical Science Partners, a venture capital fund. Mr. Lovett previously was a member of the Board of Directors of Periodontix, Inc. which was acquired by the Company in July 2001. Mr. Lovett previously held senior management positions with MDS Capital, Damon Biotech, Inc., C.R. Bard and Mallinckrodt, Inc. Age, 53

On January 16, 2001 Mr. Jaynes resigned his position on the Company's Board of Directors.

On January 21, 2001 Mr. Bridwell resigned his position on the Company's Board of Directors.

- --------------------------------------------------------------------------------

                               EXECUTIVE OFFICERS

NAME                      AGE              POSITION HELD
- ----                      ---              -------------

Richard D. Ekstrom        57       Chairman, President, Chief Financial
                                   Officer and Secretary

S. Robert Fatora          57       Chief Operating Officer - Pharmaceutical
                                   Products

Jesse M. Jaynes           50       Chief Scientist

On January 4, 2001 Mr. Fatora resigned his employment with the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who beneficially own more than ten percent of a class of the Company's registered equity securities to file with the Securities and Exchange Commission and deliver to the Company initial reports of ownership and reports of changes in ownership of such registered equity securities.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company's directors, executive officers and more than ten percent stockholders filed on a timely basis all reports due under Section 16(a) for the year ended September 30, 2001, and for previous fiscal years, except as described below.

With respect to the year ended September 30, 1999, CEO Venture Fund III ("CEO") and the following individuals, all of whom are affiliated with CEO, failed to file a Form 3 with respect to the Company: its general partner (Colker and Newlin Management Associates III "CNMA III"), Eugene R. Yost, Gary G. Glausser, Ned Renzi and Glen Chatfield (collectively, the "Partners").

With respect to the year ended September 30, 2000, CEO and its Partners failed to file Forms 4 with respect to two transactions by CEO.

With respect to the year ended September 30, 2001, CEO and its Partners failed to timely file Forms 4 with respect to one transaction by CEO during the year.

Periodontix, Inc. ("Periodontix") did not timely file Forms 3 and 4 for the Common Stock and warrants to purchase Common Stock issued by the Company to Periodontix in January, April and July of 2001 in connection with the Company's three-stage acquisition of certain assets of Periodontix. The required Form 3 has been filed.


- --------------------------------------------------------------------------------

ITEM 10  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


The following table sets forth information with respect to the named executives concerning their respective compensation for the last three years.

                           Annual Compensation                         Awards   Payouts
                           -------------------                         ------   -------

(a)                (b)        (c)       (d)      (e)             (f)         (g)           (h)    (i)

Name                                             Other                                               All
and                                             Annual          Restricted                 LTIP     Other
Principal                                      Compen-          Stock       Options/      Pay-     Compen-
Position          Year     Salary     Bonus     sation          Awards       SARS         outs     sation
                    (a)       ($)        ($)      ($)           ($)(c)       (#)          ($)      ($)(e)
Richard D.        2001     $180,000   $40,000       -             -             -           -
  Ekstrom         2000(b)  $140,000   $25,000       -             -           600,000       -         -
President         1999     $120,000     -           -             -             -           -

S. Robert         2001     $211,666      -          -             -            -            -        -
   Fatora         2000(d)  $102,500      -          -           $264,000   1,400,000        -        -
COO               1999     $     -       -          -             -            -            -        -

Jesse M.          2001     $136,700   $12,500       -             -            -            -      $2,338
   Jaynes         2000     $120,000   $10,000       -             -            -            -      $2,048
Chief Scientist   1999     $120,000      -          -             -            -            -      $1,648


(A)  Represents fiscal years ended September 30.

(B) Of the 600,000 option grant to Mr. Ekstrom in Fiscal 2000, 300,000 have vested with the remaining shares vesting ratably on May 1, 2002 and 2003. The exercise price of these options is $0.75 per share and the options expire in Fiscal 2010.

(C) Dr. Fatora received 300,000 restricted Common Shares upon his employment with the Company. They were valued at $0.88 per share (the closing share price on the day he commenced his employment with the company (April 1, 2000)).

(D) Upon his employment with the Company, Dr. Fatora received options to purchase up to 1,200,000 shares of the Corporation's common stock at exercise prices of $0.45 and $0.90 per share. The options vest the earlier of seven years from issue or the achievement of certain performance objectives. The options expire in Fiscal 2010. He also received options for 200,000 shares of which 100,000 are vested and 100,000 vest on April 1, 2002 at an exercise price of $0.45 per share and expire in fiscal 2010.

(E) Represents premiums on $1 million life insurance policy on the life of Dr. Jaynes whose beneficiary Dr. Jaynes' family.


Messrs. Ekstrom, Fatora and Jaynes have employment agreements with the Company. Mr. Ekstrom's agreement, dated June 15, 1998, is for one year and automatically renews each June 1 unless either Mr. Ekstrom or the Company elects not to renew. Mr. Fatora's agreement is for a three year term commencing on April 1, 2000. Mr. Jaynes' agreement, dated June 15, 1998, is for a five year term and automatically renews at the expiration of the initial term.

- --------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

The non-employee directors of the Company are reimbursed for expenses that they incur in performing Board duties.

During Fiscal 2001, the members of the Company's Board of Directors received the following options to purchase shares of the Company's Common Stock. All of these options expire in Fiscal 2006.

Director                            Options to Purchase         Exercise Price
- --------                            -------------------         --------------
John Bridwell                         25,000 shares                $0.75
Konrad Weis                           25,000 shares                $0.75
James Colker (A)                      25,000 shares                $0.75
Robert Hannan                         35,000 shares                $0.75
Jerry Hook                            35,000 shares                $0.75
Joseph Lovett (B)                     25,000 shares                $0.75

(A)  Mr. Colker assigned his options to CEO.

(B) Mr. Lovett received 25,000 options upon his appointment to the Board of Directors in August 2001.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information regarding beneficial ownership of the Company's Common Stock by (i) all persons (including any "group as that term is defined in Section 13 (d)(3) of the Securities Exchange Act of 1934, as amended), who were known by the Company to be the beneficial owners of more that 5% of the outstanding Common Stock (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table set forth above under "Executive Compensation" and (iv) all directors and executive officers of the Company as a group. Except as other wise indicated in the footnotes to the table, all beneficial ownership information set forth below is as of December 31, 2001.


                                            Beneficial Ownership
                                            --------------------
                           Title of         Number of
Name and Address           Class            Shares   (1)               % (1)
- ------------------         ---------        ------------               -----

Richard D. Ekstrom (2)     Common            2,878,250                  5.70%
1051 Brinton Road
Pittsburgh, PA   15221

S. Robert Fatora Ph.D. (3) Common              400,000                    *
1051 Brinton Road
Pittsburgh, PA   15221

Jesse M. Jaynes, Ph.D. (4) Common            1,698,926                  3.39%
1051 Brinton Road
Pittsburgh, PA   15221

John Bridwell     (5)      Common            1,059,937                  2.18%
1051 Brinton Road
Pittsburgh, PA   15221

Robert E. Hannan (6)       Common              160,000                    *
1051 Brinton Road
Pittsburgh, PA   15221

Konrad Weis Ph.D. (7)      Common            1,009,616                  2.08%
1051 Brinton Road
Pittsburgh, PA   15221

James Colker (8)           Common           10,785,000                 20.18%
One North Shore Center
Suite 201
12 Federal Street
Pittsburgh, PA   15212

Jerry B. Hook Ph.D. (9)    Common              160,000                    *
1051 Brinton Road
Pittsburgh, PA   15221

Joseph P. Lovett. (10)     Common               25,000                    *
1051 Brinton Road
Pittsburgh, PA   15221

All Directors and Officers Common           18,176,729                 30.99%
as a group (9 persons)

Periodontix, Inc. (11)     Common           18,000,000                 31.32%
29 Babe Ruth Drive
Sudbury, MA   01406

CEO Venture Fund III (12)  Common           10,685,000                 20.00%
One North Shore Center
Suite 201
12 Federal Street
Pittsburgh, PA   15212

* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities & Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2001, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 2,000,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable.

(3) Includes 100,000 options to purchase the Company's Common Stock that are currently exercisable. Does not include 1,300,000 shares of Common Stock issuable upon the exercise of options that are not vested and thus not currently exercisable. Options to purchase 1,200,000 shares of the Company's Common Stock vest and become exercisable upon the achievement of certain contractually determined benchmarks.

(4) Includes 1,600,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable and 15,000 shares of Common Stock owned by Mr. Jaynes' minor child over which he may be deemed to beneficially own.

(5) Includes 75,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable .

(6) Represents 160,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable.

(7) Includes 75,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable. Additionally he has a warrant to purchase 200,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. The Warrant expires on March 31, 2005. Mr. Weis is the managing partner of Weis Capital Fund LP ("Fund") and, thus, may be deemed to have beneficial ownership over the Fund's 234,000 shares of the Company's Common Stock and 100,000 Warrants held by the Fund. The Warrant is at an exercise price of $0.75 per share. The Warrant expires on March 31, 2005

(8) As Managing General Pertner of CNMA, the managing general partner of CEO, Mr. Colker may be deemed to have beneficial ownership of the Company's securities owned by CEO. On June 15, 1998 CEO purchased from the Company 4,444,444 shares of Convertible Preferred Stock are convertible into 4,444,444 shares of the Company's Common Stock and a Warrant to purchase 4,965,556 shares of the Company's Common Stock at an exercise price of $0.45 per share. The Warrant expires on June 14, 2008. On April 5, 2000, CEO purchased 400,000 units from the Company. Each unit consisted on one (1) shares of Common Stock and a warrant to purchase one (1) share of the Company's Common Stock at $0.75 per share. That warrant expires on March 31, 2005. On September 26, 2001 CEO purchased 200,000 units from the Company. Each unit consisted on one (1) shares of Common Stock and a warrant to purchase one (1) share of the Company's Common Stock at $0.75 per share. That warrant expires on May 31, 2006.

Additionally, Mr. Colker has assigned to CEO options to purchase, in the aggregate, 75,000 shares of the Company's Common Stock that were granted to him as a director of the Company which are: (i) options to purchase 25,000 shares of Common Stock at an exercise price of $0.45 per share, (ii) options to purchase 25,000 shares of Common Stock at an exercise price of $0.50 per share, and (iii) options to purchase 25,000 shares of Common Stock at an exercise price of $0.75 per share. The options are all currently exercisable.

During fiscal 2001 Mr. Colker purchased 50,000 units from the Company. Each unit consisted of one(1) share of Common Stock and a Warrant to purchase one(1) share of the Company's Common Stock at $0.75 per share. The warrant expires on May 31, 2006.


(9) Represents 160,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable.

(10) Represents 25,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable.

(11) Includes warrants to purchase 9,000,000 shares of the Company's Common Stock at an exercise price of $1.25 per share. The warrants expire in 2006.

(12) On June 15, 1998 CEO purchased from the Company 4,444,444 shares of Convertible Preferred Stock are convertible into 4,444,444 shares of the Company's Common Stock and a Warrant to purchase 4,965,556 shares of the Company's Common Stock at an exercise price of $0.45 per share. The Warrant expires on June 14, 2008. On April 5, 2000, CEO purchased 400,000 units from the Company. Each unit consisted on one (1) shares of Common Stock and a warrant to purchase one (1) share of the Company's Common Stock at $0.75 per share. That warrant expires on March 31, 2005. On September 26, 2001 CEO purchased 200,000 units from the Company. Each unit consisted on one (1) shares of Common Stock and a warrant to purchase one (1) share of the Company's Common Stock at $0.75 per share. That warrant expires on May 31, 2006.

Additionally, Mr. Colker has assigned to CEO options to purchase, in the aggregate, 75,000 shares of the Company's Common Stock that were granted to him as a director of the Company which are: (i) options to purchase 25,000 shares of Common Stock at an exercise price of $0.45 per share, (ii) options to purchase 25,000 shares of Common Stock at an exercise price of $0.50 per share, and (iii) options to purchase 25,000 shares of Common Stock at an exercise price of $0.75 per share. The options are all currently exercisable.


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Colker is an affiliate of CEO Venture Fund, which purchased 4,444,444 shares of the Company's Preferred Stock in June of 1998 prior to his election to the Board of Directors.

Mr. Lovett previously served as a directors of Periodontix, Inc. when it was acquired on July 16, 2001 by the Company.

None of the other directors has been a party to any transaction with the Company during the last 3 years except, with respect to directors who are also employees of the Company, various transactions related solely to the terms of their employment.


AGREEMENTS WITH AFFILIATED PARTIES

None

- --------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Demegen, Inc.

Date: January 21, 2002

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


Date: January 21, 2002               By: /s/ Richard D. Ekstrom
                                         -----------------------
                                     Richard D. Ekstrom
                                     Chairman of the Board of Directors,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer,
                                     Principal Financial Officer and Principal
                                     Accounting Officer)



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



- --------------------------------------------------------------------------------

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


                              /s/ ERNST & YOUNG LLP


Pittsburgh, PA
November 30, 2001

                                      F-1


- --------------------------------------------------------------------------------

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
                                                         ============================================
See accompanying notes

                                       F-2

- --------------------------------------------------------------------------------

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
                                           ============================================================================



See accompanying notes.


                                      F-3



- --------------------------------------------------------------------------------

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
                                                                             ===========   ===========   ===========    ===========

See accompanying notes                                   F-4

- --------------------------------------------------------------------------------



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
                                                                       ============================================================



                                       F-5


- --------------------------------------------------------------------------------

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

                                      F-6




- --------------------------------------------------------------------------------

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



                                      F-7


- --------------------------------------------------------------------------------

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




                                       F-8


- --------------------------------------------------------------------------------
                                                                         Page 38

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

Significant components of the Company's deferred tax asset at September 30, 2001 and 2000, are as follows:




                                       F-9




- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------

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

                                      F-11


- --------------------------------------------------------------------------------

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
                                                     ========================================================

                                      F-12




- --------------------------------------------------------------------------------

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

                                      F-13




- --------------------------------------------------------------------------------

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


                                      F-14



- --------------------------------------------------------------------------------

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





                                            F-15




- --------------------------------------------------------------------------------

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

The transaction was structured under a short-term license agreement to permit the Company a period of time to evaluate Periodontix's technology and obtain the necessary funds to support the additional research, prior to exercising the purchase option. The terms of the agreement were as follows:

- -        On December 15, 2000, the Company made a $50,000 good faith non-refundable payment to Periodontix.

- -        During February 2001, the Company issued Periodontix 2.3 million restricted shares of the Company's Common Stock and warrants to purchase up to 2.3 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five-year term and are callable by the Company if the price of the Company's Common Stock trades above $2.50 per share for twenty consecutive trading days.

- -        On April 2, 2001, Periodontix received the second issuance under the license agreement of 2 million restricted shares of the Company's Common Stock and warrants to purchase up to 2 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five year term and are callable by the Company if the price of the Company's Common Stock trades above $2.50 per share for twenty consecutive trading days.

- -        On July 16, 2001, under the license agreement, the Company exercised its option to purchase the aforementioned technologies, free and clear of all liens and to terminate the license by the issuance of 4.7 million restricted shares of the Company's Common Stock and warrants to purchase up to 4.7 million Common Shares of the Company's Common Stock at an exercise price of $1.25 per share. The Warrants have a five year term and are callable by the Company if the price of the Company's Common Stock trades above $2.50 per share for twenty consecutive trading days.

- -        On January 1, 2001 the Company hired selected Periodontix employees to facilitate the clinical trials and other tasks related to the license period.

- -        Beginning January 1, 2001 the Company agreed to pay Periodontix for rent and utilities at their office and other operating costs.

- -        As part of the license fee, the Company paid $175,000 to Periodontix on
         April 2, 2001 and is obligated to make a second $175,000 payment to Periodontix on December 1, 2001.

- --------------------------------------------------------------------------------

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


                                      F-17



- --------------------------------------------------------------------------------
                                                                         Page 47