Form 10QSB
period 2001-12-31
DEMEGEN INC
filed 2002-02-14
CIK 1077596

                                                                    (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001 OR


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

As of January 20, 2002, there were 44,022,778 shares of the registrant's common stock outstanding.

                                  DEMEGEN, INC.




                                      INDEX



PART I.       FINANCIAL INFORMATION                                                                    PAGE

 Item 1.   Financial Statements and Notes to Financial Statements

     (a)      Condensed Balance Sheets as of December 31, 2001 (unaudited) and September 30, 2001        3

     (b)      Statements of Operations for the Three Months Ended December 31, 2001 and 2000 and
              Inception (December 6, 1991) to December 31, 2001 (unaudited)                              4

     (c)      Statements of Cash Flows for the Three Months Ended December 31, 2001 and 2000 and
              Inception (December 6, 1991) to December 31, 2001 (unaudited)                              5

     (d)      Notes to Financial Statements (unaudited)                                                  6

 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                    8

PART II.   OTHER INFORMATION

 Item 1.   Legal Proceedings                                                                            10

 Item 6.   Exhibits and Reports on Form 8-K                                                             10

 Signatures                                                                                             11


                          PART I. FINANCIAL INFORMATION
                                  DEMEGEN, INC
                            CONDENSED BALANCE SHEETS

                                                                        DECEMBER 31,        SEPTEMBER 30,
                                                                            2001                2001*
                                                                        ------------         ------------
                                                                         (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                         $    344,047         $    537,478
Accounts receivable                                                           46,968               46,310
Prepaid expenses and other current assets                                      6,500                6,500
                                                                        ------------         ------------

TOTAL CURRENT ASSETS                                                         397,515              590,288

PROPERTY, PLANT AND EQUIPMENT                                                516,124              475,479
Less:  accumulated depreciation                                             (300,380)            (280,116)
                                                                        ------------         ------------
                                                                             215,744              195,633

INTANGIBLE ASSETS                                                             31,162               31,162
Less:  accumulated amortization                                                 (780)                --
                                                                        ------------         ------------
                                                                              30,382               31,162

OTHER ASSETS                                                                  20,317               20,417
                                                                        ------------         ------------

TOTAL ASSETS                                                            $    663,958         $    837,500
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable                                                        $    711,285         $    725,552
Unearned revenue                                                             310,000               50,000
Current portion of notes payable                                             106,813               97,130
Other accrued liabilities                                                     20,566               21,851
                                                                        ------------         ------------

TOTAL CURRENT LIABILITIES                                                  1,148,664              894,533

LONG TERM PORTION OF NOTES PAYABLE                                           358,067              354,286
                                                                        ------------         ------------

TOTAL LIABILITIES                                                          1,506,731            1,248,819

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                     2,374,889            2,305,748


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Common stock                                                                  44,023               44,023
Warrants                                                                   4,362,301            4,362,301
Additional paid-in capital                                                20,307,744           20,315,014
Deferred Compensation                                                       (296,522)            (332,344)
Subscription Receivable                                                     (242,374)            (291,150)
Deficit accumulated during the development stage                         (27,392,834)         (26,814,911)
                                                                        ------------         ------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                           (3,217,662)          (2,717,067)
                                                                        ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT (CAPITAL DEFICIENCY)        $    663,958         $    837,500
                                                                        ============         ============


*Derived from audited financial statements.

See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS                INCEPTION
                                                                          ENDED DECEMBER 31,             (DECEMBER 6, 1991)
                                                                  ---------------------------------              TO
                                                                       2001                2000           DECEMBER 31, 2001
                                                                  ------------         ------------       -----------------
INCOME                                                            $    277,688         $    186,451         $  5,968,954

EXPENSES:
Research and development                                               553,039              495,931           10,158,873
General & administration                                               207,808              250,700           11,801,120
License amortization and purchased research & development
   related to Periodontix acquisition                                     --                   --              7,667,739
Interest                                                                 4,571                4,462            1,021,536
Depreciation and amortization                                           21,044               47,456              762,284
                                                                  ------------         ------------         ------------

TOTAL EXPENSES                                                         786,462              798,549           31,411,552
                                                                  ------------         ------------         ------------

NET INCOME (LOSS)                                                     (508,774)            (612,098)         (25,442,598)

Preferred dividend and accretion amounts                               (69,149)             (67,316)          (1,950,236)
                                                                  ------------         ------------         ------------

NET LOSS APPLICABLE TO COMMON STOCK                               $   (577,923)        $   (679,414)        $(27,392,834)
                                                                  ============         ============         ============


INCOME (LOSS) PER SHARE OF COMMON STOCK, BASIC AND DILUTED        $      (0.01)        $      (0.02)
                                                                  ============         ============


WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                           44,022,778           32,310,213
                                                                  ============         ============




See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS                  INCEPTION
                                                                            ENDED DECEMBER 31,              (DECEMBER 6, 1991)
                                                                     ---------------------------------              TO
                                                                         2001                 2000           DECEMBER 31, 2001
                                                                     ------------         ------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $   (508,774)        $   (612,098)        $(25,442,598)
Adjustments to Reconcile Net Loss to Cash:
    Depreciation and amortization                                          21,044               47,456              762,284
    License amortization and purchased research & development
        related to Periodontix acquisition                                   --                   --              7,667,739
    Stock issued for services                                              48,776               41,829            2,327,366
    Stock based compensation                                               21,501               21,501              150,506
     Issuance of stock and options to employees and directors               7,051                 --              2,093,524
    Warrants issued for interest                                             --                   --                286,434
    Other                                                                      92                   (2)              53,389
Changes in Assets and Liabilities
  Other than Cash:
    Accounts receivable                                                      (658)              22,409              (46,968)
    Prepaid expenses and current assets                                      --                   --                 (6,500)
    Accounts payable and other liabilities                                (15,552)             (45,233)           1,626,048
    Unearned revenue                                                      260,000              280,000              310,000
                                                                     ------------         ------------         ------------
NET CASH USED BY OPERATING ACTIVITIES                                    (166,520)            (244,138)         (10,218,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Intangible assets                                                        --                 (9,866)            (408,280)
    License with and acquisition of Periodontix                              --                (50,000)            (230,000)
    Purchase of property, plant and equipment                             (40,375)              (8,544)            (454,485)
                                                                     ------------         ------------         ------------
NET CASH USED BY INVESTING ACTIVITIES                                     (40,375)             (68,410)          (1,092,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                     40,375                8,544            1,357,657
    Principal payments on debt                                            (26,911)             (17,604)            (202,413)
    (Decrease) increase in payable to employees and directors                --                   --              2,687,962
    Net proceeds from issuance of equity instruments                         --                   --              7,701,132
    Proceeds from exercise of stock options                                  --                  6,250              111,250
                                                                     ------------         ------------         ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           13,464               (2,810)          11,655,588
                                                                     ------------         ------------         ------------

Net Increase (Decrease) in Cash and Equivalents                          (193,431)            (315,358)             344,047
Cash and Cash Equivalents, Beginning of Period                            537,478            1,825,352                 --
                                                                     ------------         ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    344,047         $  1,509,994         $    344,047
                                                                     ============         ============         ============

INTEREST PAID DURING PERIOD                                          $      2,696         $      2,587         $     52,954
                                                                     ============         ============         ============



See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                   (UNAUDITED)

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

All adjustments made during the three months ended December 31, 2001 were of a normal, recurring nature. The amounts presented for the three months ended December 31, 2001 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended September 30, 2001 dated January 2, 2002, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal or state income tax has been provided for the three months ended December 31, 2001 and 2000 due to existence of unused net operating loss carryforwards.

The Corporation did not pay any income taxes during the three months ended December 31, 2001 and 2000.

NOTE 3 - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                          FOR THE THREE MONTHS
                                                                           ENDED DECEMBER 31,
                                                                       2001                  2000
                                                                   ------------         ------------
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Income (Loss)                                                  $   (508,774)        $   (612,098)
Preferred stock dividends and accretion amounts                         (69,149)             (67,316)
                                                                   ------------         ------------
Numerator for basic  and diluted earnings per share--income
   available to common stockholders                                $   (577,923)        $   (679,414)
                                                                   ============         ============

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                          44,022,778           32,310,213
                                                                   ============         ============
BASIC AND DILUTED EARNINGS PER SHARE                               $      (0.01)        $      (0.02)
                                                                   ============         ============


NOTE 4 - DOW AGROSCIENCES AGREEMENT

On October 31, 2001 Dow AgroSciences, LLC notified the Company that it was exercising its right to terminate the license agreement it has with the Company. In October 2001 Dow AgroSciences paid the Company $485,000 consisting of $225,000 for the semi-annual research payment and $260,000 for the minimum annual royalty. In December 2001 Dow AgroSciences demanded repayment of the $260,000 paid for the minimum annual royalty. The Company's position is that the minimum annual royalty was due and paid prior to the cancellation of the agreement. The $260,000 annual minimum royalty has been deferred as "Unearned Revenue"" until the matter is clarified.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROSPECTIVE/FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 (as amended, the "Act"). In particular, when use herein, the words "plan," "estimates," "confident that," "believe," "expect," or "intend to," and similar expressions are intended to identify forward-looking statements within the meaning of the Act and are subject to the safe harbor created by the Act. Such statements are subject to certain risks and uncertainties and actual results could differ materially from those expressed in any of the forward-looking statements. Such risks and uncertainties include, but are not limited to, market conditions, general acceptance of the Company's products and technologies, possible delays or failures to develop and/or commercialize any technology, possible risks related to adverse clinical results, impact of alternative technology advances, inherent risks in early stage development of such technology, reimbursement policies imposed by third-party payers in the event that any of the Corporation's technologies are approved for sale on the market, competitive factors, the ability to successfully complete additional financings and other risks described in the Corporation's reports and filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

During the three months ended December 31, 2001 ("Fiscal 2002"), grants, license fees and other income increased to $0.28 million compared to $0.19 million in the three months ended December 31, 2000 ("Fiscal 2001"). Fiscal 2002 revenue includes $0.225 million for the semi-annual research payment from Dow AgroSciences, which was recognized into income in connection with the termination of the agreement. The prior fiscal period did not include $0.28 million of payments from Dow AgroSciences as they were deferred and amortized into income over the semi-annual or annual term of the payments

Total expenses remained stable at $0.8 million.

Research and development expenditures increased slightly to $0.55 million from $0.50 million in the corresponding prior fiscal quarter. The increase was primarily due the costs associated with the addition of the Watertown, MA facility that the Corporation obtained in connection with the Periodontix acquisition. General and administrative expenses decreased slightly to $0.21 million from $0.25 million.

During the quarters ended December 31, 2001 and 2000, the Corporation made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Corporation reported a loss of $0.51 million for the three months ended December 31, 2001 compared to net loss of $0.61 million for the three months ended December 31, 2000 as a direct result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2001, the Corporation's cash decreased by $0.19 million to $0.34 million. The cash decrease was due to $0.17 million of cash used by operating activities and $0.04 million of cash used in investing activities which was partially offset by $0.01 million of cash provided by financing activities. The cash used in investing activities of $0.04 million was for the purchase of equipment. The $0.01 million of cash provided by financing activities consisted of $0.04 million proceeds of a new debt instrument partially offset by $0.03 million of principal payments on debt.

Cash flows used by operating activities totaled $0.17 million in the three months ended December 31, 2001. Cash outflows included the net loss of $0.51 million and a $0.02 million decrease in accounts payable and other liabilities. These cash outflows were partially offset by cash inflows which principally included $0.02 million of depreciation and amortization, $0.05 million of stock issued for services, $0.02 million of stock based compensation and a $0.26 million increase in unearned income related to the deferral of the annual royalty paid but disputed by Dow AgroSciences.

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

The Company is subject to the risks associated with emerging technology-oriented companies. Primary among these risks are the ability to obtain sufficient financing, competition from substitute products and the ability to successfully develop and market its products. As of December 31, 2001, the Company has an accumulated deficit of $27.4 million. In addition, the Company has a working capital deficiency of approximately $0.751 million as December 31, 2001.

For the quarter and year ended on December 31, 2001 and September 30, 2001, the Company incurred losses of $0.509 million and $10.503 million respectively, and used $0.167 million and $1.945 million, respectively, of cash for operations during the quarter and year ended on December 31, 2001 and September 30, 2001, respectively.

The Company historically has obtained its working capital requirements through equity issuances to shareholders, grants, royalty payments and from certain borrowing arrangements. Management has plans in Fiscal 2002 to issue additional equity to shareholders and to obtain additional funding support from grants and product development partners. Should these plans not be successful, there is uncertainty as to the Company's ability to continue as a going concern through the year ending September 30, 2002. The Company's current cash resources are close to being exhausted and it is extremely uncertain that new sources of cash will be identified and will be received during fiscal 2002.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing and successfully concluding additional license agreements and developing its technologies.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In December 2001, the Company commenced an arbitration proceeding in Pittsburgh, PA against Dow AgroSciences LLC for damages the Company's management believes it has sustained as a result of Dow AgroSciences' failure to perform certain contractual obligations under the agreement that was terminated by Dow AgroSciences on October 31, 2001. The Company is asserting a claim for substantial damages. The Company can not predict the outcome of the arbitration. Also, in December 2001, Dow AgroSciences asserted a claim for the Company to return the most recent minimum royalty payment. The Company does not believe that the now terminated agreement requires it to do so. Arbitration of the matter is scheduled for June 2002.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits:
                                  EXHIBIT INDEX
                           EXHIBIT NO. AND DESCRIPTION
                                                            PAGES OF SEQUENTIAL
                                                              NUMBERING SYSTEM



(b)     Reports on Form 8-K


The registrant did not file any current reports on Form 8-K during the three months ended December 31, 2001.

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



Date:  February 12, 2002