Form 10QSB
period 2002-03-31
DEMEGEN INC
filed 2002-05-15
CIK 1077596

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR


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

As of April 20, 2002, there were 46,467,778 shares of the registrant's common stock outstanding.

                                  DEMEGEN, INC.


                                      INDEX




PART I.       FINANCIAL INFORMATION                                         PAGE

    Item 1.   Financial Statements and Notes to Financial Statements

        (a)   Condensed Balance Sheets as of March 31, 2002 (unaudited)
              and September 30, 2001                                         3

        (b)   Statements of Operations for the Three Months Ended
              March 31, 2002 and 2001 (unaudited)                            4

        (c)   Statements of Operations for the Six Months Ended
              March 31, 2002 and 2001 and  Inception
              (December 6, 1991) to March 31, 2002 (unaudited)               5

        (d)   Statements of Cash Flows for the Six Months
              Ended March 31, 2002 and 2001 and Inception
              (December 6, 1991) to March 31, 2002 (unaudited)               6

        (e)   Notes to Financial Statements (unaudited)                      7

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10

PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                             14

    Item 2.   Changes in Securities                                         14

    Item 6.   Exhibits and Reports on Form 8-K                              14

    Signatures                                                              15

                          ITEM I. FINANCIAL INFORMATION
                                  DEMEGEN, INC
                            CONDENSED BALANCE SHEETS

                                                                            MARCH 31,            SEPTEMBER 30,
                                                                              2002                  2001*
                                                                          ------------           ------------
ASSETS                                                                    (UNAUDITED)
CURRENT ASSETS
Cash and short-term investments                                           $     49,064           $    537,478
Accounts receivable                                                             33,900                 46,310
Prepaid expenses and other current assets                                           --                  6,500
                                                                          ------------           ------------

TOTAL CURRENT ASSETS                                                            82,964                590,288

PROPERTY, PLANT AND EQUIPMENT                                                  437,661                475,479
Less:  accumulated depreciation                                               (277,897)              (280,116)
                                                                          ------------           ------------
                                                                               159,764                195,633

INTANGIBLE ASSETS                                                               31,162                 31,162
Less:  accumulated amortization                                                   (780)                    --
                                                                          ------------           ------------
                                                                                30,382                 31,162

OTHER ASSETS                                                                    20,317                 20,417
                                                                          ------------           ------------

TOTAL ASSETS                                                              $    293,427           $    837,500
                                                                          ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable                                                          $  1,005,039           $    725,552
Unearned revenue                                                               310,000                 50,000
Accrued payroll                                                                122,875                 50,000
Current portion of notes payable                                               265,884                 97,130
Other accrued liabilities                                                       33,751                 21,851
                                                                          ------------           ------------

TOTAL CURRENT LIABILITIES                                                    1,737,549                894,533

LONG TERM PORTION OF NOTES PAYABLE                                             170,312                354,286
                                                                          ------------           ------------

TOTAL LIABILITIES                                                            1,907,861              1,248,819

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                       2,444,506              2,305,748


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Common stock                                                                    46,468                 44,023
Warrants                                                                     4,362,301              4,362,301
Additional paid-in capital                                                  20,299,522             20,315,014
Deferred Compensation                                                          (52,977)              (332,344)
Subscription Receivable                                                       (340,306)              (291,150)
Deficit accumulated during the development stage                           (28,373,948)           (26,814,911)
                                                                          ------------           ------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                             (4,058,940)            (2,717,067)
                                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT (CAPITAL DEFICIENCY)          $    293,427           $    837,500
                                                                          ============           ============


*Derived from audited financial statements.

See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,
                                                           -----------------------------------
                                                               2002                   2001
                                                           ------------           ------------
INCOME                                                     $     89,095           $    589,526

EXPENSES:
Research and development                                        685,254                853,254
General & administration                                        290,211                226,055
Interest                                                          5,644                  5,130
Depreciation and amortization                                    19,489              1,208,295
                                                           ------------           ------------
TOTAL EXPENSES                                                1,000,598              2,292,734
                                                           ------------           ------------

NET LOSS                                                       (911,503)            (1,703,208)

Preferred dividend and accretion amounts                        (69,617)               (67,758)
                                                           ------------           ------------

NET LOSS APPLICABLE TO COMMON STOCK                        $   (981,120)          $ (1,770,966)
                                                           ============           ============


LOSS PER SHARE OF COMMON STOCK, BASIC AND DILUTED          $      (0.02)          $      (0.05)
                                                           ============           ============


WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                    45,267,000             34,779,778
                                                           ============           ============



See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           FOR THE SIX MONTHS                      INCEPTION
                                                                             ENDED MARCH 31,                   (DECEMBER 6, 1991)
                                                                    -----------------------------------                TO
                                                                        2002                   2001              MARCH 31, 2002
                                                                    ------------           ------------          --------------
INCOME                                                              $    366,783           $    775,977           $  6,058,049

EXPENSES:
Research and development                                               1,238,293              1,349,185             10,844,127
General & administration                                                 498,019                476,755             12,091,331
License amortization and purchased research & development
   related to Periodontix acquisition                                         --              1,161,000              7,667,739
Interest                                                                  10,215                  9,592              1,027,180
Depreciation and amortization                                             40,533                 94,751                781,773
                                                                    ------------           ------------           ------------

TOTAL EXPENSES                                                         1,787,060              3,091,283             32,412,150
                                                                    ------------           ------------           ------------

NET INCOME (LOSS)                                                     (1,420,277)            (2,315,306)           (26,354,101)

Preferred dividend and accretion amounts                                (138,766)              (135,074)            (2,019,847)
                                                                    ------------           ------------           ------------

NET LOSS APPLICABLE TO COMMON STOCK                                 $ (1,559,043)          $ (2,450,380)          $(28,373,948)
                                                                    ============           ============           ============


INCOME (LOSS) PER SHARE OF COMMON STOCK, BASIC AND DILUTED          $      (0.03)          $      (0.07)
                                                                    ============           ============


WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                             44,638,053             33,531,426
                                                                    ============           ============


See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE SIX MONTHS                      INCEPTION
                                                                             ENDED MARCH 31,                   (DECEMBER 6, 1991)
                                                                    -----------------------------------                TO
                                                                        2002                   2001              MARCH 31, 2002
                                                                    ------------           ------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $ (1,420,277)          $ (2,315,306)          $(26,354,101)
Adjustments to Reconcile Net Loss to Cash:
    Depreciation and amortization                                         40,533                 94,751                781,773
    License amortization and purchased research & development
        related to Periodontix acquisition                                    --              1,161,000              7,667,739
    Provision for uncollectable accounts                                  42,358                     --                 42,358
    Stock issued for services                                            118,344                113,144              2,396,934
    Stock based compensation                                              28,668                 43,002                157,673
    Issuance of stock and options to employees and directors              70,152                     --              2,156,625
    Warrants issued for interest                                              --                     --                286,434
    Other                                                                     98                (15,593)                53,395
Changes in Assets and Liabilities
  Other than Cash:
    Accounts receivable                                                  (29,948)                 7,218                (76,258)
    Prepaid expenses and current assets                                    6,500                     --                     --
    Accounts payable and other liabilities                               414,262                (63,326)             2,055,862
    Unearned revenue                                                     260,000                120,000                310,000
                                                                    ------------           ------------           ------------
NET CASH USED BY OPERATING ACTIVITIES                                   (469,310)              (855,110)           (10,521,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Intangible assets                                                         --                (48,912)              (408,280)
    License with and acquisition of Periodontix                               --                (50,000)              (230,000)
    Proceeds from sale of property, plant and equipment                   36,491                     --                 36,491
    Purchase of property, plant and equipment                            (40,375)               (21,718)              (454,485)
                                                                    ------------           ------------           ------------
NET CASH USED BY INVESTING ACTIVITIES                                     (3,884)              (120,630)            (1,056,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                    40,375                  8,544              1,357,657
    Principal payments on debt                                           (55,595)               (20,141)              (231,097)
    (Decrease) increase in payable to employees and directors                 --                     --              2,687,962
    Net proceeds from issuance of equity instruments                          --                     --              7,701,132
    Proceeds from exercise of stock options                                   --                  6,250                111,250
                                                                    ------------           ------------           ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         (15,220)                (5,347)            11,626,904
                                                                    ------------           ------------           ------------

Net Increase (Decrease) in Cash and Equivalents                         (488,414)              (981,087)                49,064
Cash and Cash Equivalents, Beginning of Period                           537,478              1,825,352                     --
                                                                    ------------           ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     49,064           $    844,265           $     49,064
                                                                    ============           ============           ============

INTEREST PAID DURING PERIOD                                         $      2,696           $      5,723           $     52,954
                                                                    ============           ============           ============



See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

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

All adjustments made during the three months and six months ended March 31, 2002 were of a normal, recurring nature. The amounts presented for the three months and six months ended March 31, 2002 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended September 30, 2001, as filed on January 2, 2002, and the Quarterly Report on Form 10-QSB of the Corporation for the quarter ended December 31, 2001, as filed on February 12, 2002, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal or state income tax has been provided for the three or six months ended March 31, 2002 and 2001 due to existence of unused net operating loss carryforwards.

The Corporation did not pay any income taxes during the six months ended March 31, 2002 and 2001.

NOTE 3 - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                              FOR THE SIX MONTHS
                                                                                ENDED MARCH 31,
                                                                          2002                  2001
                                                                     ------------           ------------
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Income (Loss)                                                    $ (1,420,277)          $ (2,315,306)
Preferred stock dividends and accretion amounts                          (138,766)              (135,074)
                                                                     ------------           ------------
Numerator for basic  and diluted earnings per share--income
   available to common stockholders                                  $ (1,559,043)          $ (2,450,380)
                                                                     ============           ============

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                            44,638,053             33,531,426
                                                                     ============           ============
BASIC AND DILUTED EARNINGS PER SHARE                                 $      (0.03)          $      (0.07)
                                                                     ============           ============


                                                                             FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                          2002                  2001
                                                                     ------------           ------------
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Income (Loss)                                                    $   (911,503)          $ (1,703,208)
Preferred stock dividends and accretion amounts                           (69,617)               (67,758)
                                                                     ------------           ------------
Numerator for basic  and diluted earnings per share--income
   available to common stockholders                                  $   (981,120)          $ (1,770,966)
                                                                     ============           ============

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                            45,267,000             34,779,778
                                                                     ============           ============

BASIC AND DILUTED EARNINGS PER SHARE                                 $      (0.02)          $      (0.05)
                                                                     ============           ============


NOTE 4 - DOW AGROSCIENCES AGREEMENT

On October 31, 2001 Dow AgroSciences, LLC notified the Company that it was exercising its right to terminate its license agreement with the Company. In October 2001, Dow AgroSciences paid the Company $485,000 consisting of $225,000 for the semi-annual research payment and $260,000 for the minimum annual royalty. In December 2001, Dow AgroSciences asserted a claim for the Company to return the most recent minimum royalty payment of $260,000. The Company does not believe that the now terminated agreement requires it to do so. The $260,000 annual minimum royalty has been deferred as "Unearned Revenue" until the matter is clarified.

In December 2001, the Company commenced an arbitration proceeding in Pittsburgh, PA against Dow AgroSciences LLC for damages the Company's management believes it has sustained as a result of Dow AgroSciences' failure to perform certain contractual obligations under the agreement that was terminated by Dow AgroSciences on October 31, 2001. The

Company is asserting a claim for substantial damages. The Company can not predict the outcome of the arbitration. Arbitration of the matter is scheduled for July 2002.

NOTE 5 - NOTES RECEIVABLE

During March 2002, in conjunction with the exercise of options, the Company sold 2,150,000 shares of common stock to an executive and a former executive of the Company at purchase prices of $.05 to $.15 per share. Recourse (to the general assets of the borrowers) promissory notes in the amount of $167,500 are to be issued in conjunction with this sale.

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


RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2002 AND 2001

During the six months ended March 31, 2002 ("Fiscal 2002"), grants, license fees and other income decreased to $0.37 million compared to $0.76 million in the six months ended March 31, 2001 ("Fiscal 2001"). Fiscal 2002 revenue includes $0.225 million for the semi-annual research payment from Dow AgroSciences, which was recognized into income in connection with the termination of the agreement and $0.1 million in license fees received from a licensee. The fiscal 2001 amount included a $0.4 million grant to expand efforts to develop therapeutics to treat cancer and $0.32 million of license and research support payments from Dow AgroSciences.

Total expenses decreased to $1.8 million from $3.1 million in the corresponding prior fiscal six month period. The decrease was due to additional preclinical development activities in the prior fiscal six month period and included $1.16 million of amortization of the deferred license fee with Periodontix and reduction of the personnel and operating expenses.

Research and development expenditures decreased slightly to $1.24 million from $1.35 million in the corresponding prior fiscal quarter. The decrease was primarily due to decreased clinical activity in the current fiscal period. General and administrative expenses remained relatively constant at $0.5 million.

During the six months ended March 31, 2002 and 2001, the Corporation made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Corporation reported a loss of $1.42 million for the six months ended March 31, 2002 compared to net loss of $2.32 million for the six months ended March 31, 2001 as a direct result of the factors discussed above.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

During the three months ended March 31, 2002 ("Fiscal 2002"), grants, license fees and other income decreased to $0.09 million compared to $0.59 million in the three months ended March 31, 2001 ("Fiscal 2001"). The majority of the Fiscal 2002 revenue was from a licensee. The Fiscal 2001 amount included a $0.4 million grant to expand efforts to develop therapeutics to treat cancer and $0.16 million of license and research support payments from Dow AgroSciences.

Total expenses decreased to $1 million from $2.3 million in the corresponding prior fiscal quarter. The decrease was due to less preclinical development activities in the current fiscal quarter. Additionally, the prior fiscal quarter included $1.16 million of amortization of the deferred license fee with Periodontix.

Research and development expenditures decreased to $0.69 million from $0.85 million in the corresponding prior fiscal quarter. The decrease was due to a decrease in preclinical activities in the current fiscal quarter. General and administrative expenses increased slightly to $0.29 million from $0.23 million.

During the six months ended March 31, 2002 and 2001, the Corporation made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Corporation reported a loss of $0.91 million for the three months ended March 31, 2002 compared to net loss of $1.7 million for the three months ended March 31, 2001 as a direct result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2002, the Corporation's cash decreased by $0.49 million to $0.05 million. The cash decrease was due to $0.47 million of cash used by operating activities and $0.02 million of cash used in financing activities. The $0.02 million of cash used by financing activities consisted of $0.04 million proceeds of a new debt instrument offset by $0.056 million of principal payments on debt.

Cash flows used by operating activities totaled $0.47 million in the six months ended March 31, 2002. Cash outflows included the net loss of $1.42 million and a $0.03 million increase in accounts receivable. These cash outflows were partially offset by cash inflows which principally included $0.04 million of depreciation and amortization, $0.04 million of a provision for uncollectable accounts, $0.15 million of stock issued for services and stock based compensation, $0.07 million for the issuance of restricted stock to employees, a $0.41 million increase in accounts payable and other liabilities and a $0.26 million increase in unearned income related to the deferral of the annual royalty paid but disputed by Dow AgroSciences.

Investing activities consisted of $0.04 million for the purchase of equipment, which was totally offset by $0.04 million of proceeds from the sale of equipment.

During the six months ended March 31, 2001, the Corporation's cash decreased by $0.98 million to $0.84 million. The cash decrease was due to $0.86 million of cash used by operating activities and $0.12 million of cash used by investing activities.

Cash flows used by operating activities totaled $0.86 million in the six months ended March 31, 2001. Cash outflows included the net loss of $2.32 million and a $0.06 million decrease in accounts payable and other liabilities. These cash outflows were partially offset by cash inflows which principally included a $0.12 million increase in unearned revenue, $0.16 million for stock issued for services and stock based compensation and $1.26 million of depreciation and amortization, including $1.16 million of amortization of the deferred license fee with Periodontix.

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

The Company is subject to the risks associated with emerging technology-oriented companies. Primary among these risks are the ability to obtain sufficient financing, competition from substitute products and the ability to successfully develop and market its products. As of March 31, 2002, the Company had an accumulated deficit of $28.4 million. In addition, the Company has a working capital deficiency of approximately $1.655 million as of March 31, 2002.

For the three and six months quarter ended March 31, 2002 and year ended on September 30, 2001, respectively, the Company incurred losses of $0.912 million, $1.42 million and $10.503 million respectively, and used $0.30 million, $0.47 million and $1.945 million, respectively, of cash for operations during the quarter, the six months and the year ended on March 31, 2002, March 31, 2002 and September 30, 2001, respectively.

Since its July 2001 fundraising, the Company has not been able to obtain additional capital to advance the Company's product development efforts. As of March 31, 2002, cash resources are nearly exhausted and the Company is delinquent in $85,000 of payments due under employment contracts and unable to meet remaining monthly obligations, is overdue on payments to many of its creditors, and has deferred a $7,500 interest payment to a note holder.

As a result of the Company's cash position, during the past two quarters, the majority of the employees have resigned or been terminated. The lease for its Watertown facility has been terminated, thereby eliminating future obligations, but allowing use of a limited portion of the space until June 30, 2002. Equipment not needed for continuing operations at the

Watertown facility has been disposed or will be relocated to Pittsburgh. Subsequent to March 31, 2002, the Company's remaining employees will be working on either a part-time or deferred salary basis.

The Company is continuing to seek additional investments. Concurrently it is seeking to achieve partnerships with pharmaceutical or biotechnology companies to co-develop product applications. In addition, the Company is exploring the sale or merger of the Company to another company with suitable financial and human resources.

The Company's core assets are represented by its intellectual property, which includes more than twenty issued patents and the developments accomplished to date for its three leading product applications. These include:

     o a drug to treat oral infections that afflict HIV and many cancer patients; there is an approved IND (Investigational New Drug Application); and a Phase I/II clinical trial is ready to begin.

     o a second drug to treat cystic fibrosis infections. An Orphan Drug application has been submitted and there is funding support from the Cystic Fibrosis Foundation.

     o a third drug for infected wounds and burns. This product is currently being advanced by a DFB Pharmaceuticals, Inc., which has an option to license this application for topical dermatological applications.

In addition, a number of collaborations are continuing on agricultural applications without cost to the Company. These collaborators provide the necessary funding and resources to introduce the Company's technologies into a variety of crops.

The Company believes its creditors will continue to cooperate until the Company is able to achieve new funding or partnerships, but there is no assurance that this will continue to be the case.

Should these plans not be successful, there is uncertainty as to the Company's ability to continue as a going concern through the year ending September 30, 2002. It is extremely uncertain that new sources of cash will be identified and will be received during the remainder of fiscal 2002.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In December 2001, the Company commenced an arbitration proceeding in Pittsburgh, PA against Dow AgroSciences LLC for damages the Company's management believes it has sustained as a result of Dow AgroSciences' failure to perform certain contractual obligations under the agreement that was terminated by Dow AgroSciences on October 31, 2001. The Company is asserting a claim for substantial damages. The Company can not predict the outcome of the arbitration. Arbitration of the matter is scheduled for July 2002. Also, in December 2001, Dow AgroSciences asserted a claim for the Company to return the most recent minimum royalty payment. The Company does not believe that the now terminated agreement requires it to do so.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In February 2002, the Company issued 295,000 shares of restricted stock to certain employees for services rendered to the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits:

                                  EXHIBIT INDEX
                           EXHIBIT NO. AND DESCRIPTION

                                                             PAGES OF SEQUENTIAL
                                                               NUMBERING SYSTEM




(b)     Reports on Form 8-K


The registrant did not file any current reports on Form 8-K during the three months ended March 31, 2002.

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




Notes Receivable
     During March 2002, the Company sold 2,150,000 shares of common stock to an executive and a former executive of the Company at purchase prices of $.05 to $.15 per share. Recourse (to the general assets of the borrowers) promissory notes in the amount of $167,500 are to be issued in conjunction with this sale.




Date:  May 14, 2002