Form 10QSB
period 2002-06-30
DEMEGEN INC
filed 2002-08-14
CIK 1077596

                                   (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR


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



As of July 20, 2002, there were 47,017,778 shares of the registrant's common stock outstanding.

                                  DEMEGEN, INC.




                                      INDEX




PART I.       FINANCIAL INFORMATION                                                                                    PAGE
    Item 1.   Financial Statements and Notes to Financial Statements

        (a)      Condensed Balance Sheets as of June 30, 2002 (unaudited) and September 30, 2001                         3

        (b)      Statements of Operations for the Three Months Ended June 30, 2002 and 2001 (unaudited)                  4

        (c)      Statements of Operations for the Nine Months Ended June 30, 2002 and 2001 and Inception                 5
                 (December 6, 1991) to June 30, 2002 (unaudited)

        (d)      Statements of Cash Flows for the Nine Months Ended June 30, 2002 and 2001 and Inception                 6
                 (December 6, 1991) to June 30, 2002 (unaudited)

        (e)      Notes to Financial Statements (unaudited)                                                               7

    Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                             10

PART II.         OTHER INFORMATION

    Item 1.      Legal Proceedings                                                                                      13

    Item 3.      Defaults Upon Senior Securities                                                                        13

    Item 6.      Exhibits and Reports on Form 8-K                                                                       13

    Signatures                                                                                                          14

                          PART I. FINANCIAL INFORMATION
                                  DEMEGEN, INC
                            CONDENSED BALANCE SHEETS

                                                                                        JUNE 30,             SEPTEMBER 30,
                                                                                          2002                 2001*
                                                                                   ----------------      --------------

ASSETS                                                                                 (UNAUDITED)
CURRENT ASSETS
Cash and short-term investments                                                    $        684,439      $      537,478
Accounts receivable                                                                           1,515              46,310
Prepaid expenses and other current assets                                                         -               6,500
                                                                                   ----------------      --------------

TOTAL CURRENT ASSETS                                                                        685,954             590,288

PROPERTY, PLANT AND EQUIPMENT                                                               434,211             475,479
Less:  accumulated depreciation                                                            (291,443)           (280,116)
                                                                                   -----------------     ---------------
                                                                                            142,768             195,633

INTANGIBLE ASSETS                                                                            31,162              31,162
Less:  accumulated amortization                                                                (780)                  -
                                                                                   -----------------     --------------
                                                                                             30,382              31,162

OTHER ASSETS                                                                                  3,498              20,417
                                                                                   ----------------      --------------

TOTAL ASSETS                                                                       $        862,602      $      837,500
                                                                                   ================      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable                                                                   $      1,004,619      $      725,552
Unearned revenue                                                                             50,000              50,000
Accrued payroll                                                                             146,463              50,000
Current portion of notes payable                                                            265,450              97,130
Other accrued liabilities                                                                    36,826              21,851
                                                                                   ----------------      --------------

TOTAL CURRENT LIABILITIES                                                                 1,503,358             894,533

LONG TERM PORTION OF NOTES PAYABLE                                                          170,312             354,286
                                                                                   ----------------      --------------

TOTAL LIABILITIES                                                                         1,673,670           1,248,819

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                                    2,514,606           2,305,748


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Common stock                                                                                 47,018              44,023
Warrants                                                                                  4,362,301           4,362,301
Additional paid-in capital                                                               20,331,972          20,315,014
Deferred Compensation                                                                       (45,926)           (332,344)
Subscription Receivable                                                                    (310,984)           (291,150)
Deficit accumulated during the development stage                                        (27,710,055)        (26,814,911)
                                                                                   -----------------     ---------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                                          (3,325,674)         (2,717,067)
                                                                                   -----------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT (CAPITAL DEFICIENCY)                   $        862,602      $      837,500
                                                                                   ================      ==============

*Derived from audited financial statements.

See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       FOR THE THREE MONTHS
                                                                            ENDED JUNE 30,
                                                                   ------------------------------
                                                                         2002           2001
                                                                   -------------     ------------
INCOME:
License, and grant revenue and other income                        $     311,410     $    170,130
Arbitration settlement                                                   617,000                -
                                                                   -------------     ------------

TOTAL INCOME                                                             928,410          170,130

EXPENSES:

Research and development                                                  71,733          691,247
General & administration                                                 101,285          252,243
License amortization and purchased research & development
   related to Periodontix acquisition                                          -        2,762,358
Interest                                                                   6,956            5,595
Depreciation and amortization                                             14,441           29,183
                                                                   -------------     ------------

TOTAL EXPENSES                                                           194,415        3,740,626
                                                                   -------------     ------------

NET INCOME (LOSS)                                                        733,995       (3,570,496)

Preferred dividend and accretion amounts                                 (70,096)         (68,213)
                                                                   -------------    -------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                       $     663,899     $ (3,638,709)
                                                                   =============     =============

PER SHARE OF COMMON STOCK:

BASIC                                                              $        0.01     $      (0.10)
                                                                   =============     ============

DILUTIVE                                                           $        0.01     $      (0.10)
                                                                   =============     ============

AVERAGE COMMON SHARE EQUILIVENTS OUTSTANDING                          46,546,349       37,802,789

AVERAGE DILUTIVE COMMON SHARE EQUILIVENTS
OUTSTANDING                                                            6,210,833                -
                                                                   -------------    -------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUILIVENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                     52,757,182       37,802,789
                                                                   =============    =============

See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS               INCEPTION
                                                                          ENDED JUNE 30,             (DECEMBER   6, 1991)
                                                                  ----------------------------                TO
                                                                      2002               2001            JUNE 30, 2002
                                                                   -------------     ------------        --------------
INCOME:
License, and grant revenue and other income                        $     678,193     $    946,107        $    6,369,459
Arbitration settlement                                                   617,000                -               617,000
                                                                   -------------     ------------        --------------

TOTAL INCOME                                                           1,295,193          946,107             6,986,459

EXPENSES:

Research and development                                               1,310,026        2,040,432            10,915,860
General & administration                                                 599,304          729,098            12,192,616
License amortization and purchased research & development
   related to Periodontix acquisition                                          -        3,954,645             7,667,745
Interest                                                                  17,171           15,187             1,034,136
Depreciation and amortization                                             54,974           92,547               796,214
                                                                   -------------     ------------        --------------

TOTAL EXPENSES                                                         1,981,475        6,831,909            32,606,571
                                                                   -------------     ------------        --------------

NET INCOME (LOSS)                                                       (686,282)      (5,885,802)          (25,620,112)

Preferred dividend and accretion amounts                                (208,862)        (203,287)           (2,089,943)
                                                                   -------------     -------------       ---------------

NET LOSS APPLICABLE TO COMMON STOCK                                $    (895,144)    $ (6,089,089)       $  (27,710,055)
                                                                   =============     ============        ==============


INCOME (LOSS) PER SHARE OF COMMON STOCK, BASIC AND DILUTED         $       (0.02)    $      (0.17)
                                                                   =============     ============


WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                             45,274,152       34,955,214
                                                                   =============     ============





See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         FOR THE NINE MONTHS               INCEPTION
                                                                          ENDED JUNE 30,             (DECEMBER   6, 1991)
                                                                  ----------------------------                TO
                                                                      2002               2001            JUNE 30, 2002
                                                                   -------------     ------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $     (686,282)    $ (5,885,802)       $  (25,620,112)
Adjustments to Reconcile Net Loss to Cash:
    Depreciation and amortization                                         54,974           92,547               796,214
    License amortization and purchased research & development
        related to Periodontix acquisition                                     -        3,954,645             7,667,745
    Stock issued for services                                            170,666          136,667             2,449,256
    Stock based compensation                                              28,668           64,503               157,673
    Issuance of stock and options to employees and directors              77,203                -             2,163,676
    Warrants issued for interest                                               -                -               286,434
    Other                                                                 16,915          (19,418)               70,212
Changes in Assets and Liabilities
  Other than Cash:
    Accounts receivable                                                   44,795           12,875                (1,515)
    Prepaid expenses and current assets                                    6,500           (4,000)                    -
    Accounts payable and other liabilities                               440,505           83,628             2,082,105
    Unearned revenue                                                           -          160,000                50,000
                                                                  --------------     ------------        --------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         153,944       (1,404,355)           (9,898,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Intangible assets                                                          -          (48,912)             (408,280)
    License with and acquisition of Periodontix                                -         (225,000)             (230,000)
    Proceeds from sale of property, plant and equipment                   39,046                -                39,046
    Purchase of property, plant and equipment                            (40,375)         (21,847)             (454,485)
                                                                  ---------------    -------------       ---------------
NET CASH USED BY INVESTING ACTIVITIES                                     (1,329)        (295,759)           (1,053,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                    40,375            8,544             1,357,657
    Principal payments on debt                                           (56,029)         (34,663)             (231,531)
    (Decrease) increase in payable to employees and directors                  -                -             2,687,962
    Net proceeds from issuance of equity instruments                           -          717,187             7,701,132
    Proceeds from exercise of stock options                               10,000            6,250               121,250
                                                                  --------------     ------------        --------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (5,654)         697,318            11,636,470
                                                                  ---------------    ------------        --------------

Net Increase (Decrease) in Cash and Equivalents                          146,961       (1,002,796)              684,439
Cash and Cash Equivalents, Beginning of Period                           537,478        1,825,352                     -
                                                                  --------------     ------------        --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $      684,439     $    822,556        $      684,439
                                                                  ==============     ============        ==============

INTEREST PAID DURING PERIOD                                       $        5,272     $     13,312        $       55,530
                                                                  ==============     ============        ==============



See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements of Demegen, Inc. (the "Company") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing and successfully concluding additional license agreements.

The Company historically has obtained its working capital through equity issuances to shareholders, royalty payments and from certain borrowing arrangements. Management is seeking additional equity investors and to obtain additional funding support from grants and product development partners. However, as a result of adverse market conditions, the Company has had little success in these attempts during the first three quarters of fiscal 2002. Should these plans not be successful, there is uncertainty as to the Company's ability to continue as a going concern through the year ending September 30, 2002.

All adjustments made during the three months and nine months ended June 30, 2002 were of a normal, recurring nature. The amounts presented for the three months and nine months ended June 30, 2002 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Company for the year ended September 30, 2001 dated January 2, 2002, and the Quarterly Reports on Form 10-QSB of the Company for the quarter ended December 31, 2001 dated February 12, 2002 and for the quarter dated March 31, 2002 dated May 12, 2002 which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal or state income tax has been provided for the three or nine months ended June 30, 2002 and 2001 due to existence of unused net operating loss carryforwards.

The Company did not pay any income taxes during the nine months ended June 30, 2002 and 2001.

NOTE 3 - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                                            FOR THE NINE MONTHS
                                                                                              ENDED JUNE 30,
                                                                                            2002               2001
                                                                                     --------------      --------------

NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Income (Loss)                                                                    $    (686,282)      $  (5,885,802)
Preferred stock dividends and accretion amounts                                           (208,862)           (203,287)
                                                                                     --------------      --------------
Numerator for basic  and diluted earnings per share--income
   available to common stockholders                                                  $    (895,144)      $  (6,089,089)
                                                                                     ==============      ==============

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                                             45,274,152         34,955,214
                                                                                     =============       =============

BASIC AND DILUTED EARNINGS PER SHARE                                                 $      (0.02)       $      (0.17)
                                                                                     =============       =============

                                                                                           FOR THE THREE MONTHS
                                                                                              ENDED JUNE 30,
                                                                                         2002              2001
                                                                                     --------------      --------------
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Income (Loss)                                                                    $     733,995       $  (3,570,496)
Preferred stock dividends and accretion amounts                                            (70,096)            (68,213)
                                                                                     --------------      --------------
Numerator for basic  and diluted earnings per share--income
   available to common stockholders                                                  $     663,899       $  (3,638,709)

Effect of dilutive securities:
Preferred stock dividends and accretion amounts                                             70,096              68,213
                                                                                     -------------       --------------

Numerator for diluted earnings per share--income available to
   after assumed conversions                                                         $     733,995       $  (3,570,496)
                                                                                     =============       ==============


DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                                              46,546,349          37,802,789

Effect of dilutive securities

Stock options                                                                              344,167                 -
Conversion of preferred stock                                                            4,444,444                 -
Issuance of common stock for accrued preferred stock dividends                           1,422,222                 -
                                                                                     -------------       ------------

Denominator for diluted earnings per share--
    weighted average shares                                                             52,757,182          37,802,789
                                                                                     =============       =============

BASIC AND DILUTED EARNINGS PER SHARE                                                 $        0.01       $      (0.10)
                                                                                     =============       =============


NOTE 4 - DOW AGROSCIENCES SETTLEMENT

On June 17, 2002 Dow AgroSciences, LLC ("Dow Agro"Sciences) and the Company entered into an agreement which settled certain claims by both parties relating to the license agreements the Company had with Dow AgroSciences.

As part of the agreement, Dow AgroSciences paid the Company $650,000 as final research payments and partial reimbursement of legal expenses, reimbursed the arbitrator's fees, paid the Company's attorneys fees in this matter and paid the remaining unreimbursed patent legal costs under the license agreement. Additionally, the Company issued 550,000 shares of the Company's restricted common stock to the Company's attorneys in this matter. This settlement resulted in income, net of related arbitration expenses, of $617,000 to the Company.

 On October 31, 2001 Dow AgroSciences had notified the Company that it was exercising its right to terminate the license agreements it has with the Company. In December 2001, the Company commenced an arbitration proceeding against Dow AgroSciences for damages the Company's management alleged that it sustained as a result of Dow AgroSciences' alleged failure to perform certain contractual obligations under one of the license agreements that was terminated by Dow AgroSciences on October 31, 2001. The above settlement agreement concluded the arbitration.

NOTE 5 - NOTES RECEIVABLE

During March 2002, in conjunction with the exercise of options, the Company sold 1,700,000 shares of common stock to Mr. Ekstrom at purchase prices of $0.05 to $0.15 per share. Recourse (to the general assets of the borrower) promissory notes in the amount of $145,000 are to be issued in conjunction with this sale. The notes are due one year after the sale of the related shares at an interest rate of 6%. If the shares are donated to charity, the Company will waive repayment of that portion of the notes and interest which relate to the donated shares. This transaction has been accorded variable accounting treatment. As of June 30, 2002 the impact of the aforementioned accounting was not material.

Additionally, during March 2002, in conjunction with the exercise of options, the Company sold 450,000 shares of common stock to a former executive of the Company at a purchase price of $0.05 per share. In the fiscal quarter ending June 30, 2002, the former executive of the Company paid $10,000 against his liability with $12,500 remaining payable to the Company at June 30, 2002.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROSPECTIVE/FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 (as amended, the "Act"). In particular, when use herein, the words "plan," "estimates," "confident that," "believe," "expect," or "intend to," and similar expressions are intended to identify forward-looking statements within the meaning of the Act and are subject to the safe harbor created by the Act. Such statements are subject to certain risks and uncertainties and actual results could differ materially from those expressed in any of the forward-looking statements. Such risks and uncertainties include, but are not limited to, market conditions, general acceptance of the Company's products and technologies, possible delays or failures to develop and/or commercialize any technology, possible risks related to adverse clinical results, impact of alternative technology advances, inherent risks in early stage development of such technology, reimbursement policies imposed by third-party payers in the event that any of the Company's technologies are approved for sale on the market, competitive factors, the ability to successfully complete additional financings, continuing to function as a viable going-concern, negotiations with creditors relating to outstanding debts and other risks described in the Company's reports and filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2002 AND 2001

During the nine months ended June 30, 2002 ("Fiscal 2002"), grants, license fees and other income decreased to $0.68 million compared to $0.95 million in nine months ended June 30, 2001 ("Fiscal 2001"). Fiscal 2002 revenue includes $0.26 million for the minimum annual royalty from Dow AgroSciences, $0.225 million for the semi-annual research payment from Dow AgroSciences, which was recognized into income in connection with the termination of the agreement and $0.15 million in license fees received from a licensee. The fiscal 2001 amount included a $0.4 million grant and $0.48 million of license and research support payments from Dow AgroSciences.

Additionally, on June 17, 2002 Dow AgroSciences and the Company entered into an agreement which settled certain claims by both parties relating to the license agreements the Company had with Dow AgroSciences. The settlement resulted in income, net of related arbitration expenses, of $617,000 to the Company.

Total expenses decreased to $2.0 million from $6.8 million in the corresponding prior fiscal nine-month period. The decrease was due to additional preclinical development activities in the prior fiscal nine month period and included $3.95 million of amortization of the deferred license fee with Periodontix and the addition of the personnel and operating expenses associated with the license with Periodontix.

Research and development expenditures decreased to $1.31 million from $2.04 million in the corresponding prior fiscal nine-month period. The decrease was primarily due to decreased clinical activity in the current fiscal period and the termination of personnel. General and administrative expenses decreased to $0.6 million from $0.73 million in the corresponding prior fiscal nine month period due to decreases initiated in the second quarter of the current fiscal year to curtail operations, closure of the Watertown, MA office and termination of the lease at that location and the termination of personnel.

During the nine months ended June 30, 2002 and 2001, the Company made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Company reported a loss of $0.69 million for the nine months ended June 30, 2002 compared to net loss of $5.89 million for the nine months ended June 30, 2001 as a direct result of the factors discussed above.

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

During the three months ended June 30, 2002 ("Fiscal 2002"), grants, license fees and other income increased to $0.31 million compared to $0.17 million in the three months ended June 30, 2001 ("Fiscal 2001"). The majority of the fiscal 2002 revenue was from the minimum annual royalty payment from Dow AgroSciences that was initially deferred but was recorded in the current fiscal quarter as the dispute between the parties was resolved.. The fiscal 2001 amount included $0.16 million of license and research support payments from Dow AgroSciences.

Additionally, on June 17, 2002 Dow AgroSciences and the Company entered into an agreement which settled certain claims by both parties relating to the license agreements the Company had with Dow AgroSciences. The settlement resulted in income, net of related arbitration expenses, of $617,000 to the Company.

Total expenses decreased to $0.19 million from $3.74 million in the corresponding prior fiscal quarter. The decrease was due to the cessation of preclinical development activities in the current fiscal quarter. Additionally, the prior fiscal quarter included $2.76 million of amortization of the deferred license fee with Periodontix.

Research and development expenditures decreased to $0.07 million from $0.69 million in the corresponding prior fiscal quarter. The decrease was due to the cessation of preclinical activities in the current fiscal quarter. General and administrative expenses decreased to $0.07 million from $0.69 million due to the termination of the majority of the Company's employees and a significant decrease in overhead costs.

During the quarters ended June 30, 2002 and 2001, the Company made no provision for federal or state income taxes due to the existence of net operating loss carryforwards.

The Company reported income of $0.73 million for the three months ended June 30, 2002 compared to net loss of $3.57 million for the three months ended June 30, 2001 as a direct result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2002, the Company's cash increased by $0.15 million to $0.68 million. The cash increase was due to $0.15 million of cash provided by operating activities which was partially offset minimal amounts of net cash utilized in financing and investing activities.

Cash flows provided by operating activities totaled $0.15 million in the nine months ended June 30, 2002. These cash inflows principally included $0.05 million of depreciation and amortization, $0.20 million of stock issued for services and stock based compensation, $0.08 million for the issuance of restricted stock to employees, a $0.045 million decrease in accounts receivable and a $0.44 million increase in accounts payable and other liabilities. These cash inflows were partially offset by cash outflows that included the net loss of $0.69 million.

The $0.006 million of cash used by financing activities consisted of $0.04 million proceeds of a new debt instrument and $0.01 from the exercise of stock options offset by $0.056 million of principal payments on debt.

Investing activities consisted of $0.04 million for the purchase of equipment, which was totally offset by $0.04 million of proceeds from the sale of equipment.

During the nine months ended June 30, 2001, the Company's cash decreased by $1.0 million to $0.82 million. The cash decrease was due to $1.4 million of cash used by operating activities and $0.3 million of cash used by investing activities which were partially offset by $0.7 million of cash generated by financing activities.

Cash flows used by operating activities totaled $1.4 million in the nine months ended June 30, 2001. Operating activities included the net loss of $5.9 million. This amount was significantly adjusted by certain non-cash items which principally included a $0.16 million increase in unearned revenue, $0.2 million for stock issued for services and stock based compensation, $4 million of depreciation and amortization and a $0.08 million increase in accounts payable and other liabilities.

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

The Company is subject to the risks associated with emerging technology-oriented companies. Primary among these risks are the ability to obtain sufficient financing, competition from substitute products and the ability to successfully develop and market its products. As of June 30, 2002, the Company has an accumulated deficit of $27.7 million. In addition, the Company has a working capital deficiency of approximately $0.82 million as of June 30, 2002.

For the nine months ended June 30, 2002 and year ended September 30, 2001, the Company incurred losses of $0.69 million and $10.503 million, respectively. The Company generated (used) $0.15 million and ($1.945 million) of cash for operations during the nine months June 30, 2002 and the year ended September 30, 2001, respectively. Virtually all cash receipts in the quarter ending June 30, 2002 were as the result of the settlement with Dow AgroSciences. The Company does not foresee any significant future cash receipts from operating activities.

Since its July 2001 fundraising, the Company has not been able to obtain additional capital to advance the Company's product development efforts. As of June 30, 2002, the Company is delinquent in $85,000 of payments due under employment contracts and unable to meet remaining monthly obligations, is overdue on payments to creditors who are owed in excess of $750,000 and has deferred a $7,500 interest payment to the holder of a $150,000 note as more fully described in Item 3 of Part II.

As a result of the Company's cash position, during the past three quarters, the majority of the employees have resigned or been terminated. The lease for its Watertown facility has been terminated, thereby eliminating future obligations. Equipment at the Watertown facility has been disposed of or relocated to Pittsburgh. The Company's remaining employees are working on either a part-time or deferred salary basis.

The Company is exploring the sale to or merger with another company with suitable financial and human resources, concurrently it is seeking to achieve partnerships with pharmaceutical or biotechnology companies to co-develop product applications and the Company is continuing to seek additional capital.

The Company's core assets are represented by its intellectual property, which includes more than twenty issued patents and the developments accomplished to date for its three leading product applications. These include:

         - a drug to treat oral infections that afflict HIV and many cancer patients; there is an approved IND (Investigational New Drug Application); and a Phase I/II clinical trial is ready to begin.

         - a second drug to treat cystic fibrosis infections. An Orphan Drug application has been submitted and there is funding support from the Cystic Fibrosis Foundation.

         - a third drug for infected wounds and burns. This product is currently being advanced by a DFB Pharmaceuticals, Inc., which has an option to license this application for topical dermatological applications.

In addition, a number of collaborations are continuing on agricultural applications without cost to the Company. These collaborators provide the necessary funding and resources to introduce the Company's technologies into a variety of crops.

The Company believes its creditors will continue to cooperate until the Company is able to receive new funding or form partnerships, but there is no assurance that this will continue to be the case.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On June 17, 2002 Dow AgroSciences, LLC ("Dow Agro"Sciences) and the Company entered into an agreement which settled certain claims by both parties relating to the license agreements the Company had with Dow AgroSciences.

As part of the agreement, Dow AgroSciences paid the Company $650,000 as final research payments and partial reimbursement of legal expenses, reimbursed the arbitrator's fees, paid the Company's attorneys' fees in this matter and paid the remaining unreimbursed patent legal costs under the license agreement. Additionally, the Company issued 550,000 shares of the Company's restricted common stock to the Company's attorneys in this matter. This settlement resulted in income, net of related arbitration expenses, of $617,000 to the Company.

On October 31, 2001 Dow AgroSciences had notified the Company that it was exercising its right to terminate the license agreements it has with the Company. In December 2001, the Company commenced an arbitration proceeding against Dow AgroSciences for damages the Company's management alleged that it sustained as a result of Dow AgroSciences' alleged failure to perform certain contractual obligations under one of the license agreement that was terminated by Dow AgroSciences on October 31, 2001. The above settlement agreement concluded the arbitration.


ITEM 3.  DEFAULTS ON SENIOR SECURITIES


In December 1999, the Company received $150,000 from a local foundation to fund program related research. The loan matures on February 28, 2005 with a balloon payment due at that time. The loan is at an interest rate of 5% with interest due February 28 of each year. The Company did not make the required interest payment of $7,500 on February 28, 2002. As of June 30, 2002 the total amount due, including interest, was $159,375.

The Company has notes payable (consisting of a Compensation Release Agreement dated September 17, 1997 and an Employment Agreement dated August 1, 1998) totaling $84,000 as of June 30, 2002 to James Thornton, a former executive of the Company, which is payable at $3,500 monthly. The Company did not make the required $3,500 per month payment in March, April, May and June 2002 and has a total arrearage of $14,000. On August 13, 2002 the Company cured the default.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits:
                                  EXHIBIT INDEX
                           EXHIBIT NO. AND DESCRIPTION
                                                           PAGES OF SEQUENTIAL
                                                              NUMBERING SYSTEM


Exhibit 10.1 Agreement and Release between Demeter Biotechnologies, Ltd. and/or Demegen, Inc. and Mycogen Corporation and/or Dow Agrosciences LLC


Exhibit 99.1      Certification Pursuant To 18 U.S.C. Section 1350, As
                  Amended Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002


(b)     Reports on Form 8-K


The registrant did not file any current reports on Form 8-K during the three months ended June 30, 2002.

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










Date:  August 14, 2002
                                       14