Form 10KSB
period 2002-09-30
DEMEGEN INC
filed 2003-01-09
CIK 1077596

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                   -----      -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's total revenue for the fiscal year ended September 30, 2002 was $1,442,295.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,410,533 as of December 10, 2002, computed on the basis of the average of the bid and asked prices on such date.

As of December 10, 2002 there were 47,017,778 shares of the registrant's Common Stock outstanding.

                                     PART I

ITEM 1 - BUSINESS

THE COMPANY

The Company is a public clinical stage biopharmaceutical company which develops natural and novel peptides. The primary drugs under development target significant markets for which there are few, if any, satisfactory alternatives. These include treatment for oral candidiasis, a disease prevalent in HIV patients, a treatment for mucositis, a disease that affects many patients receiving chemotherapy and radiation therapy for head and neck cancers, and a treatment for Pseudomonas infections in Cystic Fibrosis patients, a disease that can be fatal to children. A number of additional applications for preventing or treating infectious disease are also in the development pipeline.

As a result of the Company's cash position during the past fiscal year, the majority of the employees have resigned or been terminated. The lease for its Watertown facility has been terminated, thereby eliminating future obligations. The Company plans to sublease its current Pittsburgh office location. The Company's remaining employees, including the Company's President and Chief Executive Officer, were terminated effective December 31, 2002. These employees have agreed to work as needed on a consulting basis to effect the sale or license of the Company's technology or achieve new funding.

The Company is exploring the sale to or merger with another company with suitable financial and human resources, concurrently it is seeking to achieve partnerships with pharmaceutical or biotechnology companies to co-develop product applications and the Company is continuing to seek additional capital.

The Company's business strategy is to develop the cystic fibrosis application through Phase II proof of concept and then effect a partnership with a large partner. The Company expects to receive financial support from the Cystic Fibrosis Foundation. Other molecules and applications will be licensed at their current stage of development and negotiations are already underway for some applications. Because of the Company's financial condition and the loss of its operating personnel, the ability to execute this strategy is uncertain.

The Company has licensed or been assigned twenty issued United States patent and seventeen international patents. These include composition of matter claims for over sixty new molecules. These technologies covered by these patents are a platform for a number of product applications.

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

The Company acquired substantially all the assets of Periodontix, Inc. ("Periodontix") in July 2001. The Periodontix acquisition broadened the Company's peptide technology platform.

Peptide drugs account for worldwide sales of some $3.4 billion, which represents only about 4% of the overall pharmaceutical market, and are estimated to be growing at the rate of 10-15% per year. Examples include Copaxone, Zoladex, Vancomycin, and Bacitracin. Over four hundred naturally occurring peptides have been identified. The Company's peptides D2A21 and D4E1, however, are novel products not found in nature, and include a variety of structural forms. The P113 compounds are derived from histatins, which are compounds found naturally in human saliva.

Business Strategy

The Company's business strategy is to develop the preclinical, Phase 1 and Phase 2 clinical evaluations for the Cystic Fibrosis application with P113D. The Company has also been awarded a $1.5 million matching grant from the Cystic Fibrosis Foundation that will offset a significant portion of the cost. Because of the Company's financial condition and the loss of its operating personnel, the ability to execute this strategy is uncertain. The Company is also seeking a partnership with large biotechnology companies that have an interest in respiratory therapies.

Such partners would be the source of funding for subsequent clinical trials through regulatory approval. Preliminary interest has been expressed by such companies.

The Company has been awarded Orphan Drug status for P113D. This will allow the Company to seek government grants to assist with development costs and tax credits are available to offset clinical trial costs.

For other molecules and applications, the Company plans to effect licenses or partnerships that will fund and develop specific applications. As an example, three other molecules, P113L, D2A21, and D4E1 have been shown to have properties that indicate they are attractive new drug candidates.

Because the Company also holds unique patents with regard to the transgenic use of antimicrobial peptides for the control of plant diseases, the Company will also continue to effect research and commercial licenses to extend the use and expand the potential future royalty stream. Over a dozen crops are currently under development at universities and USDA sites. Field proofs of concept have already been demonstrated in some crops, including pears and apples. Minimal funding is required to support these agricultural opportunities. The research partners provide all the funding.

The Company's core assets are represented by its intellectual property, which includes more than thirty five issued patents and the developments accomplished to date for its three leading product applications. These include:

      - a drug to treat cystic fibrosis infections. An Orphan Drug designation has been achieved and there is funding support from the Cystic Fibrosis Foundation.

      - a second drug to treat oral infections that afflict HIV and many cancer patients; there is an approved IND (Investigational New Drug Application); and a Phase I/II clinical trial is ready to begin.

      -     a third drug for infected wounds and burns.

      -     A fourth drug for fungal and viral infection

In addition, a number of collaborations are continuing on agricultural applications without cost to the Company. These collaborators provide the necessary funding and resources to introduce the Company's technologies into a variety of crops. The Company could ultimately receive royalties if any of these applications are commercialized.

The Company believes its creditors will continue to cooperate until the Company is able to receive new funding or form partnerships, but there is no assurance that this will continue to be the case.

Should these plans not be successful, there is substantial doubt as to the Company's ability to continue as a going concern through the year ending September 30, 2003. It is extremely uncertain that new sources of cash will be identified and will be received during the remainder of fiscal 2003.

OPERATIONS

The Company's corporate headquarters is located in Pittsburgh, Pennsylvania and it comprises approximately 2,400 square feet with about one-third devoted to laboratory space. The Company has also developed close working relationships with several universities. This strategy has enabled the Company to accomplish more with less and significant major laboratory infrastructure has been avoided.

Due to the curtailment of operations, the Company only utilizes a portion of its office space and plans to sub-lease its office and laboratory space in Pittsburgh.

TREATMENT FOR CYSTIC FIBROSIS INFECTIONS

A major problem, which strongly encourages the development of new class of antibiotics agents, is that many common pathogens are becoming resistant to the therapeutics that have treated patients for the last fifty years. Each year in the United States, about two million cases of infection are contracted by people while they are in the hospital. Infection remains the principal cause of death of hospitalized patients in the United States, and one of the leading causes of all deaths throughout the world. Treatment of infection is a rapidly increasing concern because of the exponential rate of emergence of antibiotic-resistant bacteria, compounded by the lack of new antibiotic options effective against these organisms. The total worldwide anti-infective market is estimated to be over $25 billion. The topical anti-infective market is estimated to be $2 billion worldwide.

Cystic Fibrosis (CF) is a genetic disease that affects approximately 30,000 individuals in the United States and another 40,000 worldwide. The gene defect in CF results in altered secretions in a number of organs, including the lung. The thickened mucous in the lungs creates an ideal environment for bacterial infections, particularly of Pseudomonas aeruginosa, to take hold. It is these lung infections which lead to mortality in CF patients.

Prior to the employee departures, the Company was developing a novel, synthetic antimicrobial peptide for delivery via inhalation for the treatment and prevention of lung infections in CF patients. Currently, there are a limited number of products approved for the treatment of lung infections in CF patients. Pulmozyme(R) was approved in 1993 to help reduce the viscosity of the mucous in the lungs of CF patients. In 1997, TOBI(TM), tobramycin for inhalation, was approved in the US as the first inhaled antibiotic to treat CF lung infections. TOBI(TM) is given on a one-month on/one month off cycle, primarily to minimize the development of resistant organisms. This dosing regimen and the development of strains resistant to tobramycin presents a clear need for additional inhaled antimicrobials to treat the lung infections associated with CF.

The product which was under development by the Company, prior to the employee departures, is a novel 12 amino-acid antimicrobial peptide, P113D that can be delivered directly to the lung by aerosolization, using a standard nebulizer. P113D is based on naturally occurring antimicrobial proteins found in human saliva called "histatins," which play an important role in the body's natural defense against disease in the oral cavity. This peptide has demonstrated a high level of in vitro activity against P. aeruginosa, including drug-resistant patient isolates. Because of its unique mechanism of action, this product is not expected to contribute to drug resistance like classical antibiotics.

Based on the feedback from the FDA to a pre-IND submission, a series of inhalation and toxicology evaluations need to be completed before beginning human trials. P113D is protected with composition of matter and use patents in the USA and abroad.

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

For a compound to be effective in treating lung infections associated with CF, it must be stable and maintain activity in the altered mucous environment of the CF lung. P113D has been shown to be stable for days in sputum from CF patients and is able to significantly reduce the number of bacteria in sputum from CF patients. P113D has been shown to work in concert with Pulmozyme(R), an approved drug used by ~70% of CF patients, which helps reduce the viscosity of the mucous.

MARKET OPPORTUNITY

Cystic fibrosis is a genetic disease that affects approximately 70,000 children and young adults worldwide, with about 30,000 in the United States and another 40,000 in Europe. It is estimated that 60% of these individuals are infected with P. aeruginosa. Tobramycin(TM) has annual reported sales of $120 million in the USA. Based on excellent activity against Pseudomonas, another large market opportunity for P113D is the nosocomial pneumonia and the ventilator associated pneumonia market.

LICENSING OPPORTUNITIES FOR OTHER COMPOUNDS

P113L
      -     Oral fungal infections
      -     Vaginal fungal infections
      -     Dermatological infections
D2A21
      -     Infected burns & wounds
      -     Vaginal microbicide
D4E1
      -     B. cepacia infections
      -     Fungal infections
      -     Viral infections

P113L  ORAL CANDIDIASIS

Candida species are fungi that are part of the normal flora of humans and the environment. C. albicans, the most commonly identified human pathogen, usually lives in balance with the other microorganisms in the body. When this balance is disturbed by immune system changes (AIDS, immunosuppressants, broad-spectrum antibiotics, or mucous barrier disrupters), endogenous C. albicans can become pathogenic and cause disease. Candidiasis has emerged as the most common opportunistic fungal disease.

Oral candidiasis, also known as thrush, is an AIDS-defining opportunistic illness that is highly prevalent in HIV-infected individuals. Up to 40% of AIDS patients experience symptoms of oral candidiasis. Other immunocompromised individuals, including cancer patients receiving chemotherapy, are also susceptible to oral fungal infections. The disease causes pain, inability to eat, and increased risk of additional infection. If the infection becomes systemic, it can be life threatening. Resistance to current therapies is increasing. Oral candidiasis outbreaks often recur and maintenance therapy may be needed.

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

An active IND for this product is in place, with a Phase 1/2 clinical trial ready to begin in HIV patients with oral candidiasis. P113L is protected with composition of matter and use patents in the USA and abroad.

SAFETY

The amino acid sequence of P113L is derived from histatins, which are compounds found naturally in human saliva. Toxicology studies performed to date as well as experience in the clinic with a P113L mouthrinse being developed for the treatment of gingivitis have shown P113L to be safe and well tolerated. The gingivitis product has progressed through Phase 2 clinical studies and has been tested in over 300 subjects. (When the Company acquired this technology, priorities were changed to oral candidiasis and mucositis because these would have a shorter clinical path with generally easier to measure clinical outcomes and would address more urgent medical needs.)

EFFICACY

The antimicrobial activity of histatins was initially demonstrated using Candida albicans. Activity against this organism was used in a screen of histatin peptide fragments which led to the discovery of P113L as being the smallest histatin fragment which retained antimicrobial activity equivalent to that of the parent compound. Additional in vitro testing has shown that P113L has very potent activity against a variety of isolates of
C. albicans, C. glabrata, C. parapsilosis and C. tropicalis, all with MIC values of 3.1 mug/mL or less. Resistance to fluconazole had no bearing on the sensitivity of these organisms to P113L.

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

MARKET OPPORTUNITY

Up to 40% of AIDS patients experience symptoms of oral candidiasis. The disease causes pain, inability to eat, and increased risk of additional infection. Resistance to current therapies is increasing. Oral candidiasis outbreaks often recur and maintenance therapy may be needed. It has been recommended that all AIDS patients receive prophylactic treatment for oral candidiasis.

P113L  MUCOSITIS ASSOCIATED INFECTIONS

P113L is also a candidate for the treatment and prevention of infections associated with oral mucositis. This condition is a common side effect of chemotherapy or radiation therapy in patients with head and neck cancer as well as patients undergoing bone marrow transplantation. These treatments can cause lesions to form in the oral cavity as a result of damage to the oral mucosa, which can then become infected. Oral mucositis is often mentioned as one of the single worst side effects of chemotherapy and radiation therapy due to the severe pain and difficulty in eating that result from this condition. The symptoms can become so severe that they can interfere with the completion of cancer treatments. There is currently no efficacious standard of care for this debilitating condition.

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

Currently, the worldwide population of patients with mucositis is estimated at 400,000 to 600,000 patients receiving chemotherapy or radiation, with an additional 48,000 experiencing severe mucositis associated with hematopoietic stem cell transplantation. Approximately 350,000 to 400,000 patients in the USA experience mucositis resulting from these conditions. Mucositis is expected to increase in frequency and severity as oncologists utilize increasingly aggressive cancer treatments in hope of achieving a cure.

Severe mucositis necessitates a delay in the chemotherapy schedule or reduction of the dose, as well as treatment of complications such as pain, dehydration, malnutrition, and infection. There are currently no pharmaceutical agents on the market to effectively prevent or treat oral mucositis. Thus, infections of the damaged oral mucosa will continue to be a significant medical problem for cancer patients.

P113L  TREATMENT FOR YEAST INFECTIONS

A logical opportunity for another partnership or extension of the P113L technology would be a treatment for yeast infections. There are approximately 40 million cases of yeast infections, or vaginal candidiasis (VC) each year. The incidence increases with the number of people that become immunocompromised due to cancer treatment, AIDS/HIV, transplants, antibiotic therapy, or even common ailments such as arthritis. VC can often be treated successfully with current azole treatments. However, current treatments are often ineffective. Some have significant side effects and drug interactions, and their use has been attributed to the development of resistance to all existing azole treatments. Many infections are difficult to treat and/or recur. There are approximately 16 million recurrent infections each year that do not respond sufficiently to current azole treatments.

VC is caused by a species of the fungus Candida. C. albicans causes 70% of VC infections, and responds well in many cases to existing therapies. Non-albicans species collectively cause 30% of VC infections, and are generally resistant to existing treatments.

Safety of azole treatments is of particular concern during pregnancy and nursing. Current treatments should not be used during pregnancy because potential risks to the developing fetus are not fully known. Several azole treatments have already been proven unsafe for use during pregnancy or by nursing mothers. An estimated 6 million cases of recurrent VC occur annually in pregnant women.

While there are a number of products already on the market to treat yeast infections, the side effects and the emergence of resistant stains indicate there is an opportunity for a new drug, especially if it is already approved for another indication.

D2A21  INFECTED BURN/WOUNDS

The Company has developed D2A21 in a gel formulation to treat infected burns and wounds. These wounds are typically colonized with highly infectious pathogens that are often resistant to antibiotics. Demegel(TM) is a better treatment for these wounds, or at least as good as the current standards of care, as indicated by in vitro and in vivo results obtained by Demegen and its collaborators. Demegel(TM) contains a very low concentration of the active ingredient, D2A21, which is a 23 amino-acid amphipathic peptide. D2A21 is active against many infectious agents, including multidrug-resistant strains of Pseudomonas aeruginosa and Staphylococcus aureus. Also, anti-fungal activity has been demonstrated against Candida albicans, Aspergillus niger, Mucor sp, and Trichophyton mentagrophytes.

SAFETY

The initial safety profile of D2A21 has been established. The peptide does not inhibit wound healing and is not cytotoxic to cultured keratinocyte skin cells. It is not a dermal irritant, nor does it induce contact sensitization. The peptide is not a mammalian or bacterial mutagen. Acute and chronic systemic toxicity studies have established a safe dose, which is a multiple of the efficacious dose for Demegel.

EFFICACY

In vitro data have shown that Pseudomonas aeruginosa cells are killed within 30 minutes by 1 to 5 MUM D2A21, and Staphylococcus aureus cells are killed within 2 hours by 5 MUM D2A21. Furthermore, no growth of either species was detected at 24 hours after incubation with the peptides. These results have been confirmed in two animal infectivity models. In a standard infected in vivo rodent burn model, D2A21 demonstrated significant antibacterial activity against Pseudomonas aeruginosa, sterilizing burn eschar and decreasing sub-eschar bacterial load, allowing for a markedly significant improvement in survival in this infected burn wound model. The model was employed to evaluate the effects of D2A21 on eschar and subeschar muscle quantitative cultures against Pseudomonas aeruginosa. By day 3 (three) there was a four-fold decrease in subeschar bacterial growth and zero eschar bacterial growth in the D2A21 treated group versus the control group, which had 9.5 x 107 eschar colony forming units. In this same model, D2A21 demonstrated significant improvement in percent survival (85% versus 0% in the control group, p < 0.001).

A second model was employed to demonstrate the in vivo efficacy of Demegel(TM) in a standard infected wound model. In this study Demegel(TM) was compared to the standards of care; silver sulfadiazine (SSD) and Sulfamylon. Forty-eight (48) rodents with full thickness dorsum defects were treated with either Demegel(TM), SSD, Sulfamylon, or control gel daily for 20 days. Percent survival was 100% for the Demegel group, 83% for the Sulfamylon group, 50% for control and 33% for SSD treated animals. These results demonstrate that Demegel(TM) is better than or equal to the current standards of care for the treatment of infected wounds.

MARKET OPPORTUNITY

The use of topical antimicrobial agents has been an important adjunct in the prevention and treatment of burn/wound infections. However, there are several disadvantages to the use of the most common agents, silver sulfadiazine (SSD) and mafenide acetate (the active ingredient in Sulfamylon), including their substantial ability to inhibit wound healing when applied at clinically effective antimicrobial dosages. In addition, both of these agents are particularly cytotoxic to cultured keratinocyte skin grafts, a procedure used commonly in severely burned patients. Furthermore, the development of multi-drug resistant pathogens in the hospital setting has become an increasingly important problem in the management of major surgical infections, including those due to burn wounds. Burn wound sepsis remains the most common and serious complication of major burn injury, accounting for over 60% of deaths in burn patients today. Therefore, there is an unmet medical need for novel agents to provide local control of infection, in particular for drug resistant organisms, without inhibiting normal tissue repair processes. Such agents could have widespread applicability in the management of burn and wound patients in both hospital and outpatient settings. Hospital-related infected burns and wounds affect over 2 million people per year in the USA alone. D2A21 is protected with composition and use patents in the USA and abroad.

D2A21  VAGINAL MICROBICIDE

The Company is also developing D2A21 in a gel formulation for the prevention of sexually transmitted infections (STIs). The product is tentatively called ProVena(TM) . In both developed and developing countries, there is a compelling need for a female-controlled, over-the-counter method for the prevention of STIs. Condoms are currently the only proven method available to prevent the spread of STIs, but people are either unwilling to use them or unable to negotiate their use. Almost all funding for this project has been supplied either directly or indirectly by the National Institutes of Health. The Company believes that funding will continue to be available for clinical trials, clinical materials and project management support but there can be no assurance that the Company will have access to such funds considering the financial and operating condition of the Company.

ProVena(TM) contains a low concentration of the active ingredient, D2A21, which is a 23 amino-acid amphipathic peptide. D2A21 is active against many infectious agents, and kills Chlamydia, Gonorrhea, herpes, and HIV. Furthermore, D2A21 spares beneficial lactobacillus organisms and is safe and nonirritating to vaginal tissue. The gel is water-soluble, odorless and colorless. These characteristics make the Company's gel an ideal vaginal microbicide for the prevention of sexually transmitted infections (STI).

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

MARKET OPPORTUNITY

One out of every five Americans carries a sexually transmitted disease. The USA spends approximately $8.4 billion each year to treat STIs, with approximately $4.5 billion of that on HIV/AIDS. Today, an estimated 800,000-900,000 people in the U.S. are living with HIV, the virus that causes AIDS, and about one-third are unaware of their infections. AIDS is currently the leading cause of death in men between the ages of 25 and 44 in the United States and fourth leading cause of death in women in this age group.

Each year in the USA, 4 million cases of Chlamydia infection are reported. However, 75% of women and 50% of men are asymptomatic and unwitting carriers of the disease. If left untreated, Chlamydia infection in women leads to pelvic inflammatory disease, which in turn leads to infertility, ectopic pregnancies, and a 3-5 times greater risk of acquiring HIV. There are about 1 million cases of Gonorrhea infections in the USA each year, and approximately half of those infected have no symptoms. A woman infected with Gonorrhea is at increased risk of acquiring HIV. Diagnosed Chlamydia and Gonorrhea infections are treated with antibiotics at an annual health care cost of over $2 billion.

Trichomonas is a common STI, attacking 2 to 3 million Americans every year. There are 1 million new cases each year of genital warts caused by HPV, another sexually transmitted infection. And genital herpes is a chronic, lifelong viral infection, spreading at a rate of 500,000 new cases per year. There are even more people infected who have no symptoms, and remain undiagnosed.

Women worldwide have asserted their willingness to buy and use a vaginal microbicide. There is currently no safe and effective product on the market to prevent STIs, other than condoms. The annual market for Demegen's ProVena(TM) in the USA alone is estimated to be $1.5 billion.

D4E1  OPPORTUNITY

D4E1 is the least developed of the compounds, but the in vitro work to date indicates it has properties very different from the other molecules. In a study funded by the Cystic Fibrosis Foundation, the Company demonstrated that its patented D4E1 compound is a candidate as a treatment for Burkholderia cepacia. This is another CF infection. It afflicts only a small number of patients, hence the market is also small. However, the disease is almost always fatal and there is currently no drug to treat this disease. Working with researchers from North Carolina State University, it was discovered and patented that D4E1 also blocked virus replication FIV, a virus similar to HIV. Other screening showed that D4E1 had significant anti-fungal properties.

AGRICULTURAL PRODUCTS

Through extensive collaborations with universities and the United States Department of Agriculture, the Company's peptides have been shown to be an attractive platform from which to derive genes to confer important new plant characteristics. The application of biotechnology to agricultural crops is directed to the creation of differentiated, value-added plants and products that improve production, extend shelf life, prevent pathogenic disease, and reduce the negative environmental impact of potentially hazardous chemicals. Genetically engineering crops accelerates the traditional, time consuming process of cross breeding of crops.

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

Recently there has been considerable consolidation by the large agricultural biotechnology and chemical companies and much public attention to the issues surrounding genetically modified crops. This has caused a slowdown in the development of new products. But despite all these events, the amount of acreage for genetically modified corn and soybeans in the United States has continued to grow and now exceeds 50%.

Disease Resistant Crops

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

Most transgenic development for crop protection is targeted at replacing insecticides or increasing herbicide resistance. The Company's gene products primarily target bactericides and fungicides. The Company believes its success and patent position in controlling bacterial and fungal diseases is unique. The market for these disease resistant technology is estimated to exceed $6 billion.

The Company's technologies fill a significant niche in the market for preventing bacterial and fungal diseases. Its strategy, using very limited resources, is to effect research collaborations with experts in individual crops at university and government research centers, thereby preserving its position and advancing the technology using third party funding and expertise. As successes occur, interest will grow, and commercial licenses will become not only desirable but a requirement for growers of many, if not most, crops.

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

In 2001, over 130 million acres globally were planted with transgenic crops in some 13 countries by over 5 million farmers. Despite this wide acceptance of these products, there is much negative emotion, especially in Europe. However, offsetting this emotion, the developing countries are starting to speak in favor of such crops because they see such crops as absolutely necessary methods to produce enough food to feed their people. Further, the Company believes that when crops that directly benefit people are demonstrated there will be more acceptance compared to crops that permit greater use of chemical herbicides. Nonetheless, there is no assurance that the Company, its licensee, or any other partners will be successful in achieving regulatory approval.

ENVIRONMENTAL REGULATION

The Company does not incur significant costs in complying with federal or state environmental regulations due to the nature of its activities.

TECHNOLOGY BASE

Peptides with lytic properties occur in nature and are part of the natural immune systems of many animals, insects and plants. Over 300 natural peptides have been identified. The Company's compounds range in length from 10 to 40 amino acids. In its discovery process, the Company has identified and filed patents on a number of peptides and applications. These were invented using design "rules" that include parameters for charge density, length, amphipathy, hydrophobicity and spatial orientation.

The Company has identified several thousand different molecules that comprise several classes of molecules. This relatively small number represents the spectrum of molecules with the most desirable features and benefits compared to the hundreds of millions of potential combinations and permutations that could theoretically be created. As a result, the Company has a library of compounds that can be developed for future product applications.

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

COMPETITION

There are some forty other biotechnology companies who are developing peptide compounds for antimicrobial or anti-cancer applications. Through Internet searches, the Company regularly monitors patents, press announcements, and publications in order to be informed about the Company's fields of technology and the actions of competitors. In addition to companies developing antimicrobial peptides, other non-peptide companies are developing products to treat the same diseases that Demegen is targeting, and in some cases there are already products on the market to treat Demegen's target diseases. Many of the existing anti-infective drugs, however, are either losing effectiveness because of the increase in resistance, or have safety profiles that are not ideal. As a result, the Company believes its products offer competitive advantages to these anti-bacterial and anti-fungal products. Many of these companies are also actively seeking new drug candidates to add to their pipelines and are therefore potential partners.

Other current or potential competitors/licensees in Demegen's therapeutic target areas include: Cubist Pharmaceuticals, Intrabiotics, Micrologix, Bristol-Myers Squibb, Access Pharmaceuticals, Chiron, Bertek Pharmaceuticals, Genzyme, Genentech, Intermune, MedImmune, Nabi Biopharmaceuticals, Altus, Basilea Pharma, BioSyn, Ortho Biotech, Pfizer, Shire, Maxim, and Orapharma.

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

                                 DEMEGEN PATENTS

  PATENT NO.          ISSUE DATE                                PATENT TITLE
-----------------------------------------------------------------------------------------------------------
 US 6,191,110          2-20-01     Method of Enhancing Wound Healing by Stimulating Fibroblast and
                                   Keratinocyte Growth in vivo, Utilizing Amphipatic Peptides (expires
                                   April 20, 2014)

 US 6,153,210          11-28-00    Use of Locally Delivered Metal Ions for Treatment of Periodontal
                                   Disease (expires November 28, 2017)

 US 6,084,156           7-4-00     Plants Producing Lytic Peptides (expires June 17, 2011)

 US 6,018,102          1-25-00     Ubiquitin-Lytic Peptide Fusion Gene Constructs, Protein Products
                                   Deriving Therefrom, and Methods of Making and Using Same (expires
                                   October 8, 2013)

 US 6,001,805          12-14-99    Method of Enhancing Wound Healing by Stimulating Fibroblast and
                                   Keratinocyte Growth in Vivo Utilizing Amphipathic Peptides (expires
                                   March 17, 2015)

 US 5,968,904          10-19-99    Modified Arginine containing Lytic Peptides and Method of Making the
                                   Same by Glycoxylation (expires November 8, 2013)

 US 5,955,573          9-21-99     Ubiquitin-Lytic Peptide Fusion Gene Constructs, Protein Products
                                   Deriving Therefrom, and Methods of Making and Using Same (expires
                                   July 22, 2014)

 US 5,912,230          6-15-99     Anti-fungal and Anti-bacterial Histatin-based Peptides (expires March
                                   11, 2018)

  PATENT NO.          ISSUE DATE                                PATENT TITLE
-----------------------------------------------------------------------------------------------------------
 US 5,885,965          3-23-99     Anti-fungal D-amino Acid Histatin-based Peptides (expires December 5,
                                   2017)

US 5,811,654*          9-22-98     Plants Genetically Enhanced for Nutritional Quality (expires July 25,
                                   2006)

 US 5,773,414          6-30-98     Method of combating Mammalian Neoplasias, and Lytic Peptides Therefor
                                   (expires February 10, 2015)

 US 5,744,445          4-28-98     Method of Treating Pulmonary Disease States with Non-Naturally
                                   Occurring Amphipathic Peptides (expires April 28, 2015)

 US 5,717,064          2-10-98     Method of Treating Pulmonary Disease States with Non-Naturally
                                   Occurring Amphipathic Peptides (expires April 28, 2015)

 US 5,696,078          12-9-97     Method for Treating Fungal Infections Using Histatin-Based Peptides
                                   (expires December 9, 2014)

 US 5,646,119           7-8-97     D-amino Acid Histatin-based Peptides as Anti-fungal and
                                   Anti-bacterial agents (expires July 8, 2014)

 US 5,631,228         5-20-97      Anti-fungal and Anti-bacterial Histatin-based Peptides (expires May
                                   20, 2014)

US 5,597,946*          1-28-97     Method for Introduction of Disease and Pest Resistance Into Plants
                                   and Novel Genes Incorporated Into Plants Which Code Therefor (expires
                                   January 28, 2014)

US 5,597,945*          1-28-97     Plants Genetically Enhanced for Disease Resistance (expires January
                                   28, 2014)

 US 5,561,107          10-1-96     Method of Enhancing Wound Healing by Stimulating Fibroblast and
                                   Keratinocyte Growth in Vivo Utilizing Amphipathic Peptides (expires
                                   October 1, 2013)

 US 5,486,503          1-23-96     Anti-Fungal Histatin Based Peptides (expires January 23, 2013)

* Patents in-licensed from Louisiana State University

EMPLOYEES

The Company currently has three employees but also collaborates with researchers at academic and other research institutions. These academic and other research institutions are performing pre-clinical research and/or assisting the Company in developing product applications.

The Company's remaining employees, including the Company's President and Chief Executive Officer, Richard Ekstrom, were terminated effective December 31, 2002. Mr. Ekstrom and the other employees have agreed to work as needed on a consulting basis to effect the sale or license of the Company's technology or achieve new funding.

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

The Company is a "Development Stage Company" in the clinical trial stage. The primary drugs under development target significant markets for which there are few, if any, satisfactory alternatives. These include treatment for oral candidiasis, a disease prevalent in HIV patients and a treatment for Pseudomonas in CF patients, a disease that can be fatal to children. During Fiscal 2001 the Company acquired Periodontix, Inc., another peptide therapeutic company, thereby nearly doubling its technology assets and product pipeline. A number of additional applications for preventing or treating infectious disease are also in the development pipeline. In addition to pharmaceutical products, the Company's technology is being applied to the development of enhanced agricultural products.

RISK FACTORS

THE COMPANY HAS A HISTORY OF LOSSES, ACCUMULATED DEFICIT AND ANTICIPATES FUTURE LOSSES AND CAPITAL REQUIREMENTS.

To date, the Company has been engaged primarily in research and development activities. With the exception of license fees and research and development funding received under collaboration agreements and research grants with the Company has not derived any revenues from ongoing operations.

At September 30, 2002, the Company had an accumulated deficit of approximately $28,366,000 and significant losses are expected to continue for the foreseeable future.

As a result of the Company's cash position, during the past fiscal year, the majority of the employees have resigned or been terminated as a result, product development efforts will be minimal until partners or new financing occurs. The lease for its Watertown facility has been terminated, thereby eliminating future obligations. The Pittsburgh facility is on a month-to-month rental agreement and the Company plans to sublease its current location. The Company's remaining employees, including the Company's President and Chief Executive Officer, Richard Ekstrom, were terminated effective December 31, 2002. Mr. Ekstrom and the other employees have agreed to work as needed on a consulting basis to effect the sale or license of the Company's technology or achieve new funding.

Should the Company receive the funding necessary to commence clinical procedures it will be required to conduct substantial clinical testing activities prior to commercialization of any of its proposed products. No assurance can be given that the Company will be successful in such activities. To the extent the Company relies upon others for development and commercialization activities, the Company's ability to achieve profitability will be dependent upon the success of such third parties.

The Company is seeking additional financing on both a short-term and long-term basis. There is no assurance that sufficient funding will be forthcoming or that the funding will be on terms acceptable to the Company

THE COMPANY'S PRODUCTS ARE EARLY STAGE AND THERE IS UNCERTAINTY AS TO WHETHER OR NOT ITS PRODUCTS WILL BE DEVELOPED.

The Company's proposed products and research programs are in the development stage and require significant time-consuming and costly research and development, testing, regulatory clearances and product development and marketing. Delays, cost overruns, unexpected developments such as adverse side effects during clinical trials, insufficient therapeutic efficacy or competitive or technological developments would prevent or substantially deter development efforts and ultimately could have a material adverse effect on the Company. The Company's existing pharmaceutical products under development, and any potential additional pharmaceutical products that may be developed, require significant additional research and development, including toxicology and clinical testing, regulatory approval and commitments of resources prior to commercialization. There can be no assurance that any such potential pharmaceutical products will be successfully developed or that any pharmaceutical product will prove to be safe and effective in clinical trials or otherwise, or meet applicable regulatory standards. Accordingly, the Company does not expect any of its product candidates to be commercially available for several years, if ever. The successful development of any product is subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies.

The Company does not intend to conduct late-stage clinical trials, or manufacture or market any of its product candidates in the foreseeable future. The Company hopes to enter into corporate alliances for later stage clinical testing, development and commercialization of its pharmaceutical applications and any other related technologies that may be acquired or developed by the Company.

THERE IS UNCERTAINTY RELATING TO GOVERNMENT REGULATORY REQUIREMENTS, INCLUDING THE LENGTHY APPROVAL PROCESS.

The Company's research, development, pre-clinical and clinical trials, manufacturing and marketing of most of its product candidates are subject to an extensive regulatory approval process by the United States Food and Drug Administration (the "FDA") and other regulatory agencies in the United States and abroad. In order to obtain approval from the FDA, the Company must demonstrate through toxicology testing and clinical trials that its pharmaceutical products for which the FDA has allowed clinical trials, are safe and effective for use in its target indication. Many companies have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The rate of completion of the Company's clinical trials may be delayed by many factors. During the course of clinical trials, patients can die or suffer other adverse medical effects for reasons that may not be related to the drug being tested, but which can nonetheless affect clinical trial results. There can be no assurance that the Company will be permitted by regulatory authorities to undertake clinical trials of any drug candidates, or that any clinical trials undertaken by the Company will be completed successfully within a particular time period, if at all. Any delays in or termination of the Company's clinical trial efforts could have a material adverse effect on the business, financial condition and results of operations of the Company. There can also be no assurance that any drug candidate will be safe or effective in clinical trials, or that any clinical trials undertaken by the Company will result in marketable products. Even if regulatory clearance is obtained, a marketed product is subject to continual review, and later discovery of previously unknown defects.

THERE CAN BE NO ASSURANCE OF MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS.

Although the Company believes there is a significant market for its proposed pharmaceutical products, the Company's success will depend significantly on acceptance by consumers and the medical community of the efficacy of such products. While the Company believes that its technology will enable it to produce pharmaceutical products that address the concerns that physicians and patients may have, there can be no assurance that the Company's products will gain any significant degree of market acceptance.

THE COMPANY FACES SIGNIFICANT COMPETITION AND THE RISK OF ITS PRODUCTS BEING TECHNOLOGICALLY OBSOLETE.

The pharmaceutical, biotechnology and bio- pharmaceutical industries are intensely competitive and competition from other companies and other research and academic institutions is expected to increase. Many of these companies have substantially greater financial and other resources and research and development capabilities than the Company and have substantially greater experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. The pharmaceutical, biotechnology and biopharmaceutical industries are rapidly evolving fields in which developments are expected to continue at a rapid pace

THE COMPANY IS DEPENDENT ON PATENTS AND OTHER PROPRIETARY RIGHTS AND THERE IS UNCERTAINTY AS TO ITS ABILITY TO PROTECT ITS PATENT POSITION AND PROPRIETARY RIGHTS.

To a large degree, the Company's success will depend on its ability to obtain and maintain patent protection for its technologies and pharmaceutical products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties. The Company has or licensed 37 patents. The Company's success depends in part upon its ability to obtain future patent protection that is broad enough to prevent competitors from making similar claims. The Company intends to file additional patent applications as it develops additional products or enhances its technologies. If the Company is not successful in obtaining and maintaining adequate patent protection, it will not be able to protect its pharmaceutical products and its ability to compete successfully in the pharmaceutical market will be impaired. There can be no assurance that the Company will obtain any patents covering the Company's technology or the products the Company plans to market, or that any patents that may be issued to the Company will provide substantial protection or be of commercial benefit to the Company.

THE COMPANY IS DEPENDENT UPON KEY PERSONNEL

The Company is dependent on certain of its executive officers and scientific personnel, including Richard D. Ekstrom, the Company's Chairman, President and Chief Executive Officer. As a result of the Company's cash position during the past fiscal year, the majority of the employees, including its scientists, have resigned or been terminated. The Company's remaining employees, including the Company's President and Chief Executive Officer, were terminated effective December 31, 2002. Mr. Ekstrom and the other employees have agreed to work as needed on a consulting basis to effect the sale or license of the Company's technology or achieve new funding. Competition for qualified employees among pharmaceutical and biotechnology companies is intense and a significant effort would be required to reconstitute the Company should significant funding be forthcoming.

THE COMPANY FACES THE RISK OF PRODUCT LIABILITY.

The testing, marketing and sale of health care products entail an inherent risk of product liability. There can be no assurance that product liability claims, relating to the pharmaceutical products developed by the Company, will not be asserted against the Company, its collaborators or its licensees. As clinical trials commence with respect to the Company's products, the Company expects to obtain product liability insurance covering such clinical trials and products. There is no assurance that the Company will be able to maintain such product liability insurance or obtain additional insurance, during clinical trials or upon commercialization of any product, on acceptable terms, if at all, or that such insurance will provide adequate coverage against any potential product liability claims. A product liability claim or product recall could have a material adverse effect on the business, financial condition or results of operations of the Company.

THERE IS UNCERTAINTY RELATED TO HEALTH CARE REIMBURSEMENT.

In both the United States and foreign markets, sales of the Company's products will depend in part on the availability of third party reimbursements for health care products. The levels of revenues and profitability of pharmaceutical companies generally may be adversely affected by the continuing efforts of governments and other third party payors to contain or reduce the costs of health care. Over the past decade, the cost of health care has risen significantly, and there have been numerous proposals by legislators, regulators and third-party health care payors to curb these costs. Some of these proposals have involved limitations on the amount of reimbursement for certain products. There can be no assurance that similar Federal or state, or foreign, health care legislation will not be adopted in the future, that any products sought to be commercialized by the Company or its collaborators will be considered cost-effective, or that adequate third-party insurance coverage will be available for the Company to establish and maintain price levels sufficient for realization of an appropriate return on its investment in product development. Moreover, the existence or threat of cost control measures could have an adverse effect on the willingness or ability of licensees to pursue research and development programs related to the Company's proposed products. The Company cannot predict the effect that private sector or governmental health care reforms may have on its business, and there can be no assurance that any such reforms will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in both the United States and elsewhere, sales of prescription drugs are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. Legislation and regulations affecting the pricing of pharmaceuticals may change. Adoption of such legislation could further limit reimbursement for medical products and services.

THE COMPANY HAS NO MANUFACTURING OR MARKETING CAPACITY.

The Company does not generally expect to engage directly in manufacturing or marketing of products in the near term, but may elect to do so in certain cases. The Company does not currently have the capacity to manufacture or market products or any experience in such activities.

THE COMPANY'S STOCK PRICE IS VOLATILE

The Company's common stock is thinly traded and the Company is in an industry that has experienced extreme stock price volatility. The future of the Company's stock price performance can be expected to experience continued volatility, impacted by many developments, including the following:

-     Quarterly variations in our results of operations;

- Announcement of new innovations or products by the Company or by its competitors;

- The stock price performance of other companies that investors may deem to be comparable to the Company;

-     Increased accumulation of debt

-     Litigation

-     News related to trends in the marketplace

- Inability to comply with future reporting requirements as the Company may not be able to afford to incur the costs associated with future filings

- The downgrading of the Company from the Over-the-Counter Bulletin Board to the Pink Sheets due to prospective non-compliance with the reporting requirements of the Over-the-Counter Bulletin Board and new costs requirements for Bulletin Board listing.

The stock market in general, and the market prices for biotechnology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of the Company's operating performance.

THE EQUITY HOLDINGS OF SHAREHOLDERS MAY BE MATERIALLY DILUTED DUE TO OUTSTANDING OPTIONS AND WARRANTS AND CONVERTIBLE REDEEMABLE PREFERRED STOCK

Dilution will be increased to the extent that holders of outstanding convertible preferred stock convert those shares, at no cost, into Common Stock and outstanding options and/or warrants to purchase Common Stock are converted or exercised, as the case may be.

The Company has outstanding options and warrants for, in the aggregate, 25,899,000 shares of Common Stock. Holders of such options and warrants are likely to exercise them only in event that the exercise or conversion price; as the case may be, is less than the fair market value of the Common Stock.

Additionally, the holder of the redeemable convertible preferred stock can convert its shares into 4,444,444 shares of common stock at no cost to the holder.

THE OUTSTANDING CONVERTIBLE REDEEMABLE PREFERRED STOCK HAS SIGNIFICANT DIVIDEND AND LIQUIDATION RIGHTS.

The holders of the Company's redeemable convertible preferred stock are entitled to receive, when and if declared by the Board of directors dividends at a rate of $0.036 per share ($160,000 annually). Such dividends have priority over any dividends paid on common stock. Dividends on the preferred stock are cumulative and the right to the dividends accrue until declared by the Board of Directors. In the event of the liquidation of the Company, preferred stockholders have liquidation rights in priority to common shareholders.

THE COMPANY HAS NOT DECLARED DIVIDENDS.

The Company has never paid any cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. The Company currently intends to retain all earnings, if any, for the development of its business.

THE COMPANY HAS LIMITED CASH RESERVES.

As of September 30, 2002, the Company's cash balance was $400,371. If sources of additional funds are not obtained, the majority of the Company's operations will cease.

THE COMPANY MAY NOT BE ABLE TO CONTINUE AS A "GOING CONCERN".

The Company's Report of Independent Auditor for the year ended September 30, 2002 contains cautionary wording where the auditors express substantial doubt concerning the Company's ability to continue as a going concern.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company's Pittsburgh office and laboratory are located at 1051 Brinton Road, Pittsburgh, PA 15221. The Company occupies 2,400 square feet of leased space. The lease is a month-to-month rental at a gross monthly rental, including utilities, of $3,948.

Due to the curtailment of operations, the Company only utilizes a portion of its office space and plans to sub-lease its office and laboratory space in Pittsburgh.

The Company believes that these facilities are adequate for its current needs.

ITEM 3 - LEGAL PROCEEDINGS

On June 17, 2002 Dow AgroSciences, LLC ("Dow AgroSciences") and the Company entered into an agreement which settled certain claims by both parties relating to the license agreements the Company had with Dow AgroSciences.

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

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

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

                                              FISCAL QUARTERS ENDED
                  ---------------------------------------------------------------------------
Fiscal            December 31               March 31           June 30           September 30
------            -----------               --------           -------           ------------
2002

High                  $0.45                   $0.36             $0.15               $0.06
Low                   $0.23                   $0.13             $0.03               $0.02

Fiscal            December 31               March 31           June 30           September 30
------            -----------               --------           -------           ------------
2001

High                  $1.01                   $1.00             $0.67               $0.52
Low                   $0.42                   $0.56             $0.47               $0.34

At December 2, 2002, there were 503 holders of record of 47,017,778 shares of Common Stock, exclusive of holders which maintain their ownership in "Street-Name" at brokerage houses, and one holder of record of 4,444,444 shares of Preferred Stock. There are approximately 2,050 stockholders which hold their ownership in street name.

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

During March 2002, in conjunction with the exercise of options, the Company sold 1,700,000 shares of common stock to Mr. Ekstrom at purchase prices of $0.05 to $0.15 per share. Recourse (to the general assets of the borrower) promissory notes in the amount of $145,000 were to be issued in conjunction with this sale, however this has not occurred. The amount of $51,000 in the financial statements represents the fair value of the shares as of September 30, 2002. The difference between the $145,000 due and the current carrying value, has been treated as additional compensation. The notes were to include a repayment provision due one year after the sale of the related shares at an interest rate of 6%. If the shares are donated to charity, the Company will waive repayment of that portion of the notes and interest which relate to the donated shares. This transaction has been accorded variable accounting treatment.

During March 2002, in conjunction with the exercise of options, the Company sold 450,000 shares of common stock to a former executive of the Company at purchase price of $.05 per share. In the fiscal quarter ending June 30, 2002, the former executive of the Company paid $10,000 against his liability with $12,500 remaining payable to the Company as of September 30, 2002,

In June 2002, the Company issued 550,000 shares of restricted stock to the Company's attorneys which handled the Dow AgroSciences arbitration for the Company.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


SELECTED FINANCIAL DATA

The following table sets forth certain financial data for, and as of the end of, the years ended September 30, 2002, 2001, 2000, 1999 and 1998 and for the period December 6, 1991 (inception) to September 30, 2002:

                                                                                                                  December 6
                                                                 Year Ended September 30,                      1991 (Inception)
                                    ------------------------------------------------------------------------   to September 30,
                                        2002           2001           2000           1999           1998             2002
                                    ------------   ------------   ------------   ------------   ------------   ----------------
STATEMENT OF OPERATIONS DATA:

Grant and Other Income              $  1,442,295   $  1,111,004   $    763,765   $  1,118,576   $  1,376,918     $  7,133,561

License amortization and purchased
   research & development related
   to Periodontix acquisition                 --      7,667,739             --             --             --        7,667,739

Total Expenses                         2,714,386     11,614,079      2,419,247      2,456,318      3,370,671       33,339,476

Net Loss                              (1,272,091)   (10,503,075)    (1,655,482)    (1,337,742)    (1,993,753)     (26,205,915)

Net Loss per Share (dilutive)       $      (0.03)  $      (0.29)  $      (0.06)  $      (0.06)  $      (0.13)

Dividends per Share                 $       0.00   $       0.00   $       0.00   $       0.00   $       0.00

Weighted Average Number
   of Common Shares
   Outstanding                        45,713,641     37,163,279     29,759,153     26,255,104     23,867,091

BALANCE SHEET DATA:


Cash & Cash Equivalents             $    400,371   $    537,478   $  1,825,352   $    583,585   $  1,686,658

Working Capital (deficiency)            (987,492)      (304,245)     1,413,408          6,849      1,329,541

Total Assets                             438,806        837,500      2,311,592      1,084,505      2,114,750

Long-term obligations                    154,192        354,286        360,180        203,147            -0-
Deficit accumulated during
   development stage                 (28,366,452)   (26,814,911)   (16,039,877)   (14,119,462)   (12,523,358)

Redeemable convertible preferred
   Stock                               2,585,198      2,305,748      2,033,787      1,768,846      1,510,487

Shareholders' Equity
   (Deficit)                          (3,688,447)    (2,717,067)      (633,989)    (1,555,934)      (122,130)

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

As a result of the Company's cash position, during fiscal 2002, the majority of the employees have resigned or been terminated. The lease for its Watertown facility has been terminated, thereby eliminating future obligations. The Company expects that by December 31, 2002, all remaining employees will have terminated. As needed, these employees will work on a part-time basis to manage the affairs of the Company.

The Company is exploring the sale to or merger with another company with suitable financial and human resources, and is concurrently seeking to achieve partnerships with pharmaceutical or biotechnology companies to co-develop product applications. The Company is also continuing to seek additional capital. However, there can be no assurance that such a transaction will occur.

The Company is a "Development Stage Company" in the clinical trial stage. The primary drugs under development target significant markets for which there are few, if any, satisfactory alternatives. These include treatment for oral candidiasis, a disease prevalent in HIV patients, a treatment for Pseudomonas in CF patients, a disease that can be fatal to children, and a treatment for mucositis, a common side effect of chemotherapy or radiation therapy.

RESULTS OF OPERATION

SEPTEMBER 30, 2002 VS 2001

In the year ended September 30, 2002 (Fiscal 2002), grants and other income increased to $1.4 million from $1.1 million in the year ended September 30, 2001 (Fiscal 2001). The Fiscal 2002 amount included a $0.62 million from an arbitration settlement with Dow AgroSciences. Additionally, the Company received the final royalty payment of $0.26 million and the final research payment of $0.225 million from Dow AgroSciences and $0.21 million of revenue from licenses with third parties. As a result of the termination of the Dow AgroSciences agreements as reported in the prior year, the Company will no longer receive revenue from Dow AgroSciences. Since execution in fiscal 1998 the Dow AgroSciences agreements have represented a significant portion of the Company's income in each of the subsequent years. In Fiscal 2001 the Company received a $0.4 million grant from a foundation and recorded $0.64 million in licensing fees and research funding received from Dow AgroSciences as part of a license entered into during Fiscal 1998.

Total expenses decreased to $2.71 million in the current fiscal year from $11.6 million in the prior fiscal year. The current fiscal year expenses included the following non-cash charges; a $0.11 million write-down of subscription receivable from the Chief Executive Officer and a former executive of the Company, a $0.09 million charge to reduce property and equipment to net realizable value, a $0.03 million provision to write-off patents, $0.38 million of stock issued for services rendered to the Company and $0.09 million of stock based compensation. Prior fiscal year expenses included $7.7 million of non-cash expenses consisting of a $0.18 million charge related to the termination of the Dow AgroSciences agreement, $4.85 million of amortization of the Periodontix license and $2.64 million for the write off of purchased research associated with the Periodontix acquisition.

Exclusive of the aforementioned non-cash expenses, expenses would have been $2.01 million and $3.95 million in fiscal 2002 and 2001, respectively. The decrease from the aforementioned level was due to the cessation of preclinical development activities in the current fiscal year and the termination of substantially all personnel.

Research and development expenses decreased by $1.0 million due to the cessation of preclinical development activities in the current fiscal year and the termination of research personnel.

General and administrative expenses decreased to $1.0 million in Fiscal 2002 from $1.2 million in Fiscal 2002 due to the aforementioned termination of substantially all personnel in the current fiscal year and the closing of the Watertown location.

The Company did not have a federal or state income tax provision in either Fiscal 2002 or 2001 due to the loss recorded in each period and cumulative from inception.

The amounts described above resulted in a net loss of $1.3 million for Fiscal 2002 compared to a net loss for Fiscal 2001 of $10.5 million.

SEPTEMBER 30, 2001 VS 2000

In the year ended September 30, 2001 (Fiscal 2001), grants and other income increased to $1.1 million from $0.8 million in the year ended September 30, 2000 (Fiscal 2000). In Fiscal 2001 this amount included a $0.4 million grant from a foundation. In Fiscal 2000, the Company received a $0.15 million program related loan from a local charity. Had this been a grant, revenues between the two years would have been more comparable. The most significant component of revenue in both fiscal years was from licensing fees and research funding received from Dow AgroSciences as part of a license entered into during Fiscal 1998. On October 31, 2001 the Company received notice of termination from Dow AgroSciences of its agreement. As a result of the termination, the Company took a $0.18 million charge for patent costs that had been capitalized with respect to the agreement.

Total expenses increased to $11.6 million in the current fiscal year from $2.4 million in the prior fiscal year. Fiscal 2001 expenses included $7.7 million of non-cash expenses consisting of the aforementioned $0.18 million charge related to the termination of the Dow AgroSciences agreement, $4.85 million of amortization of the Periodontix license and $2.64 million for the write off of purchased research associated with the Periodontix acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 2002

During the year ended September 30, 2002, the Company's cash and cash equivalents decreased by $0.14 million to $0.4 million. Net cash utilized by operating activities of $0.21 million was partially offset by net cash provided by financing activities of $0.07 million.

Specifically, the $0.21 million of cash utilized by operating activities consisted of the net loss of $1.3 million and the $0.05 million decrease in unearned revenue which were partially offset by $0.16 million of depreciation and amortization, a $0.11 million write-down of subscription receivable, a $0.05 million decrease in accounts receivable, an increase of $0.30 million in accounts payable and other liabilities, $0.38 million of stock issued for services and $0.09 million of stock based compensation.

Investing activities netted to zero, resulting from $0.04 million for the purchases of property, plant and equipment offset by $0.04 million of cash received on the disposal of equipment.

Cash inflows from financing activities included $0.15 million increase in the payable to employees consisting of severance due terminated employees and deferred compensation for existing employees, $0.4 million of proceeds from a note payable and $0.01 million from the exercise of stock options. These cash inflows were partially offset by $0.13 million of payments on notes payable.

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

PROSPECTIVE/FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, when used herein, the words "plan," "estimates," "confident that," "will," "believe," "expect," "anticipates," or "intend to," and similar expressions are intended to identify forward-looking statements within the meaning of the Act and are subject to the safe harbor created by the Act. Such statements are subject to certain risks and uncertainties and actual results could differ materially from those expressed in any of the forward-looking statements. Such risks and uncertainties include, but are not limited to, the ability to retain and attract key personnel, such as scientists and executives to manage and develop the Company's products, market conditions, general acceptance of the Company's products and technologies, possible delays or failures to develop and/or commercialize any technology, possible risks related to adverse clinical results, impact of alternative technology advances, inherent risks in early stage development of such technology, competitive factors, the ability to successfully complete additional financings, the ability to continue as a "going concern," and other risks described in the Company's reports and filings with the Securities and Exchange Commission.

In addition, information regarding market and industry statistics and other numbers contained in this Annual Report are included based upon information available to us that we believe is accurate. It is generally based on academic and other publications. We have not independently verified all data and cannot assure you of the accuracy of the data we have included.

The Company is subject to the risks associated with emerging technology-oriented companies. Primary among these risks are the ability to retain and attract skilled personnel, to obtain sufficient financing, competition from substitute products and the ability to successfully develop and market its products. As of September 30, 2002, the Company has an accumulated deficit of $28,366,000. In addition, the Company has a working capital deficiency of approximately $987,000 as of September 30, 2002.

For the year ended on September 30, 2002, the Company incurred a loss of $1,272,000 and used $210,000 of cash for operations during fiscal 2002.

The Company historically has obtained its working capital requirements through equity issuances to shareholders, royalty payments and from certain borrowing arrangements. Management has plans in Fiscal 2003 to explore the sale to or merger with another company with suitable financial and human resources and concurrently is seeking to achieve partnerships with pharmaceutical or biotechnology companies to co-develop product applications. The Company is also continuing to seek additional capital. There can be no assurance that such transactions will transpire considering the Company's financial and operating condition of the Company.

Should these plans not be successful, there is substantial doubt as to the Company's ability to continue as a going concern through the year ending September 30, 2003. The Company's current cash resources are close to being exhausted and it is extremely uncertain that new sources of cash will be identified and will be received during fiscal 2003. Since its July 2001 fundraising, the Company has not been able to obtain additional capital to advance the Company's product development efforts. As of September 30, 2002, the Company is delinquent in $118,000 of payments due under employment contracts, had deferred $34,000 of salary due the remaining three employees, was unable to meet its remaining monthly obligations, is overdue on payments to creditors who are owed in excess of $900,000 and has deferred a $7,500 interest payment to the holder of a $150,000 note. The holder, at their option, may demand the immediate payment of all principal and interest and/or raise the interest rate on the note from 5% to 6%. To date, the holder of the note has not notified the Company of its intent to pursue either option.

As a result of the Company's cash position, during the past fiscal year, the majority of the employees have resigned or been terminated as a result, product development efforts will be minimal until partners or new financing occurs. The lease for its Watertown facility has been terminated, thereby eliminating future obligations. The Pittsburgh facility is on a month-to-month rental agreement. The Company plans to sublease its current office location by December 31, 2002. The Company's remaining employees, including the Company's President and Chief Executive Officer were terminated effective December 31, 2002. These employees have agreed to work as needed on a consulting basis.

The Company is exploring the sale to or merger with another company with suitable financial and human resources and concurrently is seeking to achieve partnerships with pharmaceutical or biotechnology companies to co-develop product applications. The Company is also continuing to seek additional capital. There can be no assurance that such a transaction will transpire considering the financial and operational condition of the Company.

The Company's core assets are represented by its intellectual property, which includes more than thirty five issued patents and the developments accomplished to date for its three leading product applications. These include:

      - a drug to treat cystic fibrosis infections. An Orphan Drug designation has been achieved and there is funding support from the Cystic Fibrosis Foundation.

      - a second drug to treat oral infections that afflict HIV and many cancer patients; there is an approved IND (Investigational New Drug Application); and a Phase I/II clinical trial is ready to begin.

      -     a third drug for infected wounds and burns.

      -     A fourth drug for fungal and viral infection

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

Should these plans not be successful, there is uncertainty as to the Company's ability to continue as a going concern through the year ending September 30, 2003. It is extremely uncertain that new sources of cash will be identified and will be received during the remainder of fiscal 2003.

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

The Company may not be able to continue to maintain compliance with the reporting requirements of the Securities & Exchange Commission considering the lack of liquidity.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the registrant and the report of Ernst & Young LLP are submitted under Item 13 of this report beginning on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Not applicable

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table lists, as of December 14, 2002, the following information concerning each director: his principal occupation or employment; age; the year in which he first became a director of the Company; and any directorships in public companies.

DIRECTORS

                                    Name,
                         Principal Occupation, And Age           Director
                                                                   Since

RICHARD D. EKSTROM                                                 1996

Richard D. Ekstrom has served as Chairman of the Board of Directors and President of the Company since January 1996. Mr. Ekstrom also serves as the Company's Chief Financial Officer and Secretary since December 1994 and December 2001, respectively. Mr. Ekstrom holds a B.A. from Cornell University and an M.B.A. from Boston University. From 1990 through 1991, Mr. Ekstrom was President of Cost Containment Corporation and from 1993 through 1994, he was Chief Operating Officer of Preferred Solutions Inc., both of which were start-up pharmacy benefit management companies. Age, 58.


JOSEPH F. LOVETT                                                            2001

Joseph Lovett is partner of Saturn Life Sciences, a Boston and Pittsburgh based venture capital fund. Mr. Lovett is also a General Partner of Medical Science Partners, a venture capital fund. Mr. Lovett previously was a member of the Board of Directors of Periodontix, Inc. which was acquired by the Company in July 2001. Mr. Lovett previously held senior management positions with MDS Capital, Damon Biotech, Inc., C.R. Bard and Mallinckrodt, Inc. Age, 54

In October, 2002, Messrs. Robert E. Hannan and Robert Hook resigned their positions on the Company's Board of Directors. In November, 2002, Messrs. James Colker and Konrad Weis resigned their positions on the Company's Board of Directors.

EXECUTIVE OFFICER

Name                                Age              Position Held
----                                ---              -------------
Richard D. Ekstrom                  58      Chairman, President, Chief Financial Officer
                                                     and Secretary

Item 10 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the named executive concerning his compensation for the last three years.

                     Annual Compensation                       Awards Payouts
              --------------------------------        -------------------------------
(a)           (b)       (c)       (d)      (e)        (f)        (g)      (h)     (i)
Name                                       Other                                  All
and                                        Annual  Restricted             LTIP   Other
Principal                                 Compen-    Stock     Options/   Pay-   Compen-
Position      Year     Salary     Bonus    sation    Awards      SARS     outs   sation
              (a)       ($)        ($)      ($)       ($)         (#)      ($)     ($)
Richard D.   2002(b)  $180,000         -    -         -               -      -      -
  Ekstrom    2001     $180,000   $40,000    -         -               -      -      -
President    2000(c)  $140,000   $25,000    -         -         600,000      -      -

(A)   Represents fiscal years ended September 30.

(B) Mr. Ekstrom's salary for fiscal 2002 was $180,000 but $25,000 was deferred due the financial condition of the Company.

(C) Of the 600,000 option grant to Mr. Ekstrom in Fiscal 2000, 450,000 have vested with the remaining shares vesting on May 1, 2003. The exercise price of these options is $0.75 per share and the options expire in Fiscal 2010.

During March 2002, in conjunction with the exercise of options, the Company sold 1,700,000 shares of common stock to Mr. Ekstrom at purchase prices of $0.05 to $0.15 per share. Recourse (to the general assets of the borrower) promissory notes in the amount of $145,000 were to be issued in conjunction with this sale, however this has not occurred. The amount of $51,000 in the financial statements represents the fair value of the shares as of September 30, 2002. The difference between the $145,000 due and the current carrying value, has been treated as additional compensation. The notes were to include a repayment provision due one year after the sale of the related shares at an interest rate of 6%. If the shares are donated to charity, the Company will waive repayment of that portion of the notes and interest which relate to the donated shares. This transaction has been accorded variable accounting treatment.

Mr. Ekstrom has an employment agreement with the Company. Mr. Ekstrom's agreement, dated June 15, 1998, is for one year and automatically renews each June 1 unless either Mr. Ekstrom or the Company elects not to renew.

In order to further reduce costs, Mr. Ekstrom's employment agreement was terminated effective December 31, 2002. The severance payments due Mr. Ekstrom will be deferred. See Exhibit 10.9 to the Form 10-KSB.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table sets forth information with respect to the named executive concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

(a)                   (b)                             (c)                  (d)                        (e)
                                                                          Number of                Value of
                                                                      Securities Underlying       Unexercised
                                                                         Unexercised              In-the-Money
                                                                        Options/SARs              Options/SARs
                           Shares                                         at FY-End(#)           at FY-End($)(A)
                         Acquired on                                       Exercisable/           Exercisable/
Name                     Exercise (#)            Value Realized($)       Unexercisable            Unexercisable
Richard D. Ekstrom        1,700,000                      $76,000        450,000/150,000                $0/0

(A) Market value of Common Stock at year-end bid price per share minus the exercise price.

COMPENSATION OF DIRECTORS

The non-employee directors of the Company are reimbursed for expenses that they incur in performing Board duties.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of the Company's Common Stock by (i) all persons (including any "group as that term is defined in Section 13 (d)(3) of the Securities Exchange Act of 1934, as amended), who were known by the Company to be the beneficial owners of more that 5% of the outstanding Common Stock (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table set forth above under "Executive Compensation" and (iv) all directors and executive officers of the Company as a group. Except as other wise indicated in the footnotes to the table, all beneficial ownership information set forth below is as of November 30, 2002.

                                                            Beneficial Ownership
                                                            --------------------
                                       Title of    Number of
Name and Address                        Class      Shares (1)        % (1)
----------------                        -----      ----------        -----
Richard D. Ekstrom (2)                  Common     2,988,250        5.76%
1051 Brinton Road
Pittsburgh, PA 15221

Joseph F. Lovett (3)                    Common        25,000           *
1051 Brinton Road
Pittsburgh, PA 15221

All Directors and Officers              Common     3,013,250        5.80%
as a group (2 persons)

Periodontix, Inc. (4)                   Common    17,685,000       29.25%
29 Babe Ruth Drive
Sudbury, MA 01406

CEO Venture Fund III (5)                Common    10,685,000       18.70%
One North Shore Center
Suite 201
12 Federal Street
Pittsburgh, PA 15212

* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities & Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of November 30, 2002, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2) Includes 450,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable.

(3) Represents 25,000 shares of Common Stock issuable upon the exercise of options that are currently exercisable.


(4) Includes warrants to purchase 9,000,000 shares of the Company's Common Stock at an exercise price of $1.25 per share. The warrants expire in 2006.

(5) On June 15, 1998, CEO Venture Fund III ("CEO") purchased from the Company 4,444,444 shares of Convertible Preferred Stock which are convertible into 4,444,444 shares of the Company's Common Stock and a Warrant to purchase 4,965,556 shares of the Company's Common Stock at an exercise price of $0.45 per share. The Warrant expires on June 14, 2008. On April 5, 2000, CEO purchased 400,000 units from the Company. Each unit consisted on one (1) share of Common Stock and a warrant to purchase one (1) share of the Company's Common Stock at $0.75 per share. That warrant expires on March 31, 2005. On September 26, 2001, CEO purchased 200,000 units from the Company. Each unit consisted on one (1) share of Common Stock and a warrant to purchase one (1) share of the Company's Common Stock at $0.75 per share. That warrant expires on May 31, 2006.

Equity Compensation Plan Information

The following table is as of the end of the most recent fiscal year (September 30, 2002) and reflects all compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

                                                      (a)                        (b)                      (c)
Plan Category                         Number of Securities           Weighted average            Number of Securities
                                       to be issued upon          Exercise price of            remaining available
                                     exercise of outstanding      Outstanding options,         for future issuances under
                                     options, warrants and       warrants and rights         equity compensation plans
                                             rights              ---------------------       (excluding securities reflected
                                             ------                                                   in column (A))
                                                                                             --------------------------------
Equity compensation plans
approved by security holders                  -                            -                               -
Equity compensation plans not
approved by security holders          3,810,000                        $0.33                               -
                                      ---------                        -----                            --------
Total                                 3,810,000                        $0.33                               -
                                      ---------                        -----                            --------

The material features of the Plan are fully described in Footnote 7 (Stock Options and Warrants) of the Company's financial statements included in Item 13.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Lovett previously served as a directors of Periodontix, Inc. when it was acquired on July 16, 2001 by the Company.

During March 2002, in conjunction with the exercise of options, the Company sold 1,700,000 shares of common stock to Mr. Ekstrom at purchase prices of $0.05 to $0.15 per share. Recourse (to the general assets of the borrower) promissory notes in the amount of $145,000 were to be issued in conjunction with this sale, however this has not occurred. The amount of $51,000 in the financial statements represents the fair value of the shares as of September 30, 2002. The difference between the $145,000 due and the current carrying value, has been treated as additional compensation. The notes were to include a repayment option due one year after the sale of the related shares at an interest rate of 6%. If the shares are donated to charity, the Company will waive repayment of that portion of the notes and interest which relate to the donated shares. This transaction has been accorded variable accounting treatment.

ITEM  13 - FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

a. Each of the following items are contained in the Company's financial statements and are set forth herein beginning on page F-1.

         (i)      Report of Ernst & Young LLP, Independent Auditors

         (ii)     Balance Sheets as of September 30, 2002 and 2001

         (iii) Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000 and for the period December 6, 1991 (inception) to September 30, 2002

         (iv) Statements of Shareholders' Deficit for the Years Ended September 30, 2002, 2001 and 2000 and for the period December 6, 1991 (inception) to September 30, 2002

         (v) Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000 and for the period December 6, 1991 (inception) to September 30, 2002

         (vi)     Notes to Financial Statements

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

3.1 Articles of Incorporation of the Company, as amended filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

3.2 Amended and Restated By-laws of the Company filed as Exhibit to the registrant's Form 10-QSB for the quarter ending June 30, 2001 dated August 13, 2001, is incorporated herein by reference

4.1 Specimen of Common Stock Certificate filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

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

4.8 Subscription Agreement to Purchase Units of Demegen, Inc. filed as Exhibit 4 a. to the registrant's Current Report on Form 8-K, dated July 18, 2001,, is incorporated herein by reference

4.9   Warrant for the Purchase of Shares Common Shares of Demegen, Inc. filed as
      Exhibit 4 b. to the registrant's Current Report on Form 8-K, dated July 18, 2001,, is incorporated herein by reference

10.1 License and Royalty Agreement, effective May 1, 1997, between the Registrant and Louisiana State University filed as Exhibit to the registrant's Form 10, is incorporated herein by reference*

10.2 Addendum to Restated Demeter-Mycogen License and Royalty Agreement, effective November 13, 1998, between the Registrant and Mycogen Corporation filed as Exhibit to the registrant's Form 10, is incorporated herein by reference*

10.3 Employment Agreement, dated June 15, 1998, between the Registrant and Richard D. Ekstrom filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.4 Technology Transfer, Support and Royalty Assignment Agreement dated February 19, 1992, between the Company and Dr. Jesse M. Jaynes filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.5 1998 Stock Option Plan filed as Exhibit to the registrant's Form 10, is incorporated herein by reference

10.7 James E. Thornton Termination Agreement dated August 23, 1999 file as Exhibit to the registrant's Form 10-KSB for the year ended September 30, 1999, is incorporated herein by reference

10.8 Agreement and Release between Demeter Biotechnologies, Ltd. and/or Demegen, Inc. and Mycogen Corporation and/or Dow Agrosciences LLC filed as Exhibit to the registrant's Quarterly Report on Form 10-QSB, for the quarter ended June 30, 2002 is incorporated herein by reference

10.9 Termination and Consulting Agreement dated December 20, 2002 between Demegen, Inc. and Richard D. Ekstrom

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

c.  Reports on Form 8-K

   The registrant did not file any Current Reports on Form 8-K during the three months ended September 30, 2002

ITEM 14 - CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Demegen, Inc.

Date: December 30, 2002

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

Date: December 30, 2002                By: /s/ Richard D. Ekstrom
                                       -----------------------
                                       Richard D. Ekstrom
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer, Principal
                                       Financial    Officer and
                                       Principal Accounting Officer)

Date: December 18, 2002                By: /s/ Joseph F. Lovett
                                       ---------------------------
                                       Joseph F. Lovett
                                       Director

                                  CERTIFICATION

I, Richard D. Ekstrom, certify that:

1.    I have reviewed this Annual Report on Form 10-KSB of Demegen, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Demegen, Inc. and have:

      (i) Designed such disclosure controls and procedures to ensure that material information relating to Demegen, Inc. is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;

     (ii) Evaluated the effectiveness of Demegen, Inc's. disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (iii) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based upon my most recent evaluation, to Demegen Inc's. auditors and the audit committee of the Company's Board of Directors (or persons performing the equivalent functions):

      (i) All significant deficiencies in the design or operation of internal controls which could adversely affect Demegen Inc's. ability to record, process, summarize and report financial data and have identified for Demegen Inc's. auditors any material weaknesses in internal control, and

      (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in Demegen Inc's. internal controls, and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       By   /s/Richard D. Ekstrom
                                            ------------------------------------
                                               Richard D. Ekstrom
                                               Chief Executive Officer and
                                               Chief Financial Officer


Date:  December 30, 2002

                         Report of Independent Auditors

Board of Directors
Demegen, Inc.

We have audited the accompanying balance sheets of Demegen, Inc. (a development stage company) as of September 30, 2002 and 2001, and the related statements of operations, shareholders' deficit, and cash flows for each of the three years in the period ended September 30, 2002 and for the period from December 6, 1991 (inception) through September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Demegen, Inc. (a development stage company) at September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 and for the period from December 6, 1991 (inception) through September 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Demegen, Inc. will continue as a going concern. As more fully described in Note 1, the Company has experienced significant losses and has an accumulated deficit of $28.4 million and a working capital deficiency of $987,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities, that may result from the outcome of this uncertainty.

                                       /s/ ERNST & YOUNG LLP


Pittsburgh, PA
November 22, 2002

                                  Demegen, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                             SEPTEMBER 30
                                                          2002          2001
                                                         ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                             $ 400,371    $ 537,478
   Accounts receivable                                          --       46,310
   Prepaid expenses and other current assets                    --        6,500
                                                         ---------    ---------
Total current assets                                       400,371      590,288

Property and equipment:                                    168,756      475,749
   Less accumulated depreciation and amortization         (133,819)    (280,116)
                                                         ---------    ---------
                                                            34,937      195,633
Intangible assets:
   Patents                                                      --       31,162
                                                         ---------    ---------
                                                                --       31,162
Less accumulated amortization                                   --           --
                                                         ---------    ---------
                                                                --       31,162
Other assets                                                 3,498       20,417
                                                         ---------    ---------
Total assets                                             $ 438,806    $ 837,500
                                                         =========    =========

                                                             SEPTEMBER 30
                                                         2002             2001
                                                      ------------    ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts Payable                                   $  1,016,263    $    725,552
   Accrued payroll                                         151,176              --
   Unearned revenue                                             --          50,000
   Current portion of notes payable                        187,196          97,130
   Other liabilities                                        33,228          21,851
                                                      ------------    ------------
Total current liabilities                                1,387,863         894,533

Notes payable                                              154,192         354,286
                                                      ------------    ------------
Total liabilities                                        1,542,055       1,248,819

Commitments and contingency

Redeemable convertible preferred stock,
  $.001 par value-- 40,000,000 shares
   authorized; 4,444,444 shares issued and
   outstanding                                           2,585,198       2,305,748

Shareholders' deficit:
   Common stock, $.001 par value--100,000,000
     shares authorized; 47,017,778 and
     44,022,778 shares issued and outstanding
     at September 30, 2002 and September 30,
     2001, respectively                                     47,018          44,023
   Warrants                                              4,362,301       4,362,301
   Deferred Compensation                                    (3,586)       (332,344)
   Subscription receivable                                 (59,700)       (291,150)
   Additional paid-in capital                           20,331,972      20,315,014
   Deficit accumulated during the development stage    (28,366,452)    (26,814,911)
                                                      ------------    ------------
Total shareholders' deficit                             (3,688,447)     (2,717,067)
                                                      ------------    ------------
Total liabilities and shareholders' deficit           $    438,806    $    837,500
                                                      ============    ============

See accompanying notes.

                                  Demegen, Inc.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                       PERIOD FROM
                                                                                      DECEMBER 6, 1991
                                                                                        (INCEPTION) TO
                                                        YEAR ENDED SEPTEMBER 30          SEPTEMBER 30,
                                          2002            2001             2000              2002
                                        ------------    ------------    ------------    ------------
Income:
   License                              $    211,000    $    190,000    $    220,000    $  1,977,651

   Grant and other                           599,379         860,033         472,432       4,286,720

   Arbitration settlement                    617,000            --              --           617,000
   Interest                                   14,916          60,971          71,333         252,190
                                        ------------    ------------    ------------    ------------

Total income                               1,442,295       1,111,004         763,765       7,133,561

Expenses:
   Research and development                1,510,384       2,551,968       1,560,981      11,116,551

   General and administrative                982,620       1,211,160         709,533      12,575,599

   Interest                                   28,695          20,034          14,207       1,045,660

   License amortization and purchased
      research & development related
      to the Periodontix acquisition            --         7,667,739            --         7,667,739
   Write-off of patents                       30,382            --              --            30,382
   Depreciation and amortization             162,305         163,178         134,526         903,545
                                        ------------    ------------    ------------    ------------

Total expenses                             2,714,386      11,614,079       2,419,247      33,339,476
                                        ------------    ------------    ------------    ------------
Net loss                                  (1,272,091)    (10,503,075)     (1,655,482)    (26,205,915)

Preferred dividend and accretion
    amounts                                 (279,450)       (271,959)       (264,933)     (2,160,537)
                                        ------------    ------------    ------------    ------------


Net loss applicable to common stock     $ (1,551,541)   $(10,775,034)   $ (1,920,415)   $(28,366,452)
                                        ============    ============    ============    ============


Net loss per common share, basic and
   diluted                              $      (0.03)   $      (0.29)   $      (0.06)
                                        ============    ============    ============    ============


Weighted average common stock
   outstanding                            45,713,641      37,163,279      29,759,153
                                        ============    ============    ============    ============

See accompanying notes.


                                       F-3
                                                                         Page 37

                                  Demegen, Inc.
                          (A Development Stage Company)
                       Statements of Shareholders' Deficit

                                                                                          COMMON STOCK
                                                                                          ------------
                                                                         AVERAGE
                                                                          PRICE                                           DEFERRED
                                                                        PER SHARE        SHARES    AMOUNT   WARRANTS    COMPENSATION
                                                                        ---------        ------    ------   --------    ------------
   Acquired in merger with Excelsior Capital Corporation                           10,743,571   $   10,744      $   --     $      --
   Loss from inception (December 6, 1991) to September 30, 1992                            --           --          --            --
   Capital contributed by a shareholder                                                    --           --          --            --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                         $.62      439,045          439          --            --
   Payment of debt with stock warrants                                                     --           --          --            --
   Payment of interest with stock warrants                                                 --           --          --            --
   Issuance of receivable from officer                                                     --           --          --            --
   Net loss for the year                                                                   --           --          --            --
                                                                                   ----------       ------   ---------      --------
Balance at September 30, 1993                                                      11,182,616       11,183          --            --
   Proceeds from the sale of unrestricted shares by shareholders
     in exchange for restricted shares                                       .75      691,738          692          --            --
   Issuance of stock for consulting services                                1.54       58,336           58          --            --
   Issuance of stock subscriptions for loan origination fee                 1.14      131,250          131          --            --
   Payment of interest with stock warrants                                                 --           --          --            --
   Net loss for the year                                                                   --           --          --            --
                                                                                   ----------       ------   ---------      --------
Balance at September 30, 1994                                                      12,063,940       12,064          --            --
   Proceeds from the sale of restricted common shares                       1.06      193,133          193          --            --
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                               171,694          172          --            --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                         2.18           --           --          --            --
   Issuance of restricted shares for payment of services/compensation        .89      402,251          402          --            --
   Issuance of warrants                                                                    --           --          --            --
   Payment of interest with stock warrants                                                 --           --          --            --
   Net loss for the year                                                                   --           --          --            --
                                                                                   ----------       ------   ---------      --------
Balance September 30, 1995                                                         12,831,018       12,831          --            --
   Proceeds from the sale of common shares                                   .70      683,250          683          --            --
   Issuance of shares for payment of services/compensation                   .60      890,868          891          --            --
   Issuance of shares in settlement of outstanding debt
     and other obligations                                                   .47    4,468,285        4,468          --            --
   Payment of interest with warrants                                                       --           --          --            --
   Net loss for the year                                                                   --           --          --            --
                                                                                   ----------       ------   ---------      --------
Balance at September 30, 1996                                                      18,873,421       18,873          --            --
   Proceeds from the sale of restricted and unrestricted common shares       .36      340,000          340          --            --
   Issuance of shares for payment of services/compensation                   .41    1,178,258        1,178          --            --
   Issuance of shares in exchange for patent and technology license          .35      700,000          700          --            --
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                               162,720          163          --            --
   Exchange of amounts due to related parties for restricted shares          .33      450,000          450          --            --
   Exchange of redemption right of related party for additional
     restricted shares                                                       .33      145,000          145          --            --
   Settlement of amounts due to related parties through debt
     forgiveness and issuance of shares                                                    --           --          --            --
   Net loss for the year                                                                   --           --          --            --
                                                                                   ----------       ------   ---------      --------
Balance at September 30, 1997                                                      21,849,399       21,849          --            --
   Proceeds from exercise of stock options                                  $.05    1,750,000        1,750          --            --
   Compensation expense from Stock option activity                                         --           --          --            --
   Issuance of warrants                                                                    --           --     497,000            --
   Allocation of conversion feature of redeemable convertible
     preferred stock                                                                       --           --          --            --
   Accretion of conversion feature of redeemable convertible
     preferred stock                                                                       --           --          --            --
   Dividends on redeemable convertible preferred stock                                     --           --          --            --
   Accretion of redeemable convertible preferred stock                                     --           --          --            --
   Issuance of shares for payment of collaborators                          $.47       20,000           20          --            --
   Settlement of employee litigation                                        $.36    1,975,000        1,975          --            --
   Issuance of shares for services                                          $.47      187,500          188          --            --
   Issuance of additional shares to venture capital funds and
     individual investors                                                              85,000           85          --            --
   Net loss for the year                                                                   --           --          --            --
                                                                                   ----------       ------   ---------      --------
Balance at September 30, 1998                                                      25,866,899       25,867     497,000


   Dividends on redeemable convertible preferred stock                                     --           --          --            --
   Accretion of redeemable convertible preferred stock                                     --           --          --            --
   Proceeds from exercise of Stock options                                  $.05      350,000          350          --            --
   Issuance of shares for services                                         $0.46      145,000          145
   Extension of expiration date of stock option                                            --           --          --            --
   Net loss for the year                                                                   --           --          --            --
                                                                                   ----------       ------   ---------      --------
Balance at September 30, 1999                                                      26,361,899       26,362     497,000            --


   Dividends on redeemable convertible preferred stock                                     --           --          --            --
   Accretion of redeemable convertible preferred stock                                     --           --          --            --
   Proceeds from sale of common stock and warrants, net of
      Issuance costs of $126,783                                           $0.50    5,566,004        5,566     779,241            --
   Issuance of shares and options for services/compensation                $0.88      376,875          377      10,763     (387,000)
   Amortization of stock based compensation                                                --           --          --        43,001
   Net loss for the year                                                                   --           --          --            --
                                                                                   ----------       ------   ---------      --------
Balance at September 30, 2000                                                      32,304,778       32,305   1,287,004     (343,999)


   Proceeds from exercise of Stock options                                $  .05      125,000          125          --            --
   Dividends on redeemable convertible preferred stock                                     --           --          --            --
   Accretion of redeemable convertible preferred stock                                     --           --          --            --
   Issuance of a warrant for services                                                      --           --      56,000            --
   Proceeds from sale of common stock and warrants, net of
      Issuance costs of $85,968                                           $0.50     2,543,000        2,543     890,050            --
   Issuance of shares and options for services/compensation               $0.38        50,000           50          --      (74,349)
   Amortization of stock based compensation                                                --           --          --        86,004
   License Agreement and Acquisition of Periodontix                       $0.55     9,000,000        9,000   2,129,247            --
   Net loss for the year                                                                   --           --          --            --
                                                                                   ----------       ------   ---------      --------
Balance at September 30, 2001                                                      44,022,778       44,023   4,362,301     (332,344)


   Proceeds from exercise of Stock options                                $ .08     2,150,000        2,150          --            --
   Dividends on redeemable convertible preferred stock                                     --           --          --            --
   Accretion of redeemable convertible preferred stock                                     --           --          --            --
   Issuance of shares for services/compensation                           $0.11       845,000          845          --            --
   Amortization of stock based compensation                                                --           --          --       328,758
   Write-off of former executive's subscription receivable                                 --           --          --            --
   Accrual of interest on subscription receivable                                          --           --          --            --
   Net loss for the year                                                                   --           --          --            --
                                                                                   ----------      -------  ----------     ---------
Balance at September 30, 2002                                                      47,017,778      $47,018  $4,362,301     $ (3,586)
                                                                                   ==========      =======  ==========     =========

                                      F-4

See accompanying notes

                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                                       ADDITIONAL     RECEIVABLE         DURING THE
                                                                        PAID-IN           FROM          DEVELOPMENT
                                                                        CAPITAL       SHAREHOLDERS         STAGE          TOTAL
                                                                      -----------    -------------      ------------     ---------
   Acquired in merger with Excelsior Capital Corporation              $   312,681    $     --        $         --      $   323,425
   Loss from inception (December 6, 1991) to September 30, 1992                --          --            (244,100)        (244,100)
   Capital contributed by a shareholder                                   123,700          --                  --          123,700
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                       272,461          --                  --          272,900
   Payment of debt with stock warrants                                     33,333          --                  --           33,333
   Payment of interest with stock warrants                                 17,774          --                  --           17,774
   Issuance of receivable from officer                                         --     (65,117)                 --          (65,117)
   Net loss for the year                                                       --          --          (1,044,154)      (1,044,154)
                                                                      -----------    --------        ------------     ------------
   Balance at September 30, 1993                                          759,949     (65,117)         (1,288,254)        (582,239)
   Proceeds from the sale of unrestricted shares by shareholders
     in exchange for restricted shares                                    517,708          --                  --          518,400
   Issuance of stock for consulting services                               89,942          --                  --           90,000
   Issuance of stock subscriptions for loan origination fee               149,869          --                  --          150,000
   Payment of interest with stock warrants                                 56,164          --                  --           56,164
   Net loss for the year                                                       --          --          (1,768,428)      (1,768,428)
                                                                      -----------    --------        ------------     ------------
   Balance at September 30, 1994                                        1,573,632     (65,117)         (3,056,682)      (1,536,103)
   Proceeds from the sale of restricted common shares                     204,807          --                  --          205,000
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                      (172)         --                  --               --
   Proceeds from the sale of unrestricted shares contributed by
     shareholders in exchange for restricted shares                       349,304      65,117                  --          414,421
   Issuance of restricted shares for payment of services/compensation     357,681          --                  --          358,083
   Issuance of warrants                                                    11,625          --                  --           11,625
   Payment of interest with stock warrants                                127,500          --                  --          127,500
   Net loss for the year                                                       --          --          (2,873,839)      (2,873,839)
                                                                      -----------    --------        ------------     ------------
Balance September 30, 1995                                              2,624,377          --          (5,930,521)      (3,293,313)
   Proceeds from the sale of common shares                                479,817          --                  --          480,500
   Issuance of shares for payment of services/compensation                536,359          --                  --          537,250
   Issuance of shares in settlement of outstanding debt
     and other obligations                                              2,113,054          --                  --        2,117,522
   Payment of interest with warrants                                       84,996          --                  --           84,996
   Net loss for the year                                                       --          --          (2,569,478)      (2,569,478)
                                                                      -----------    --------        ------------     ------------
Balance at September 30, 1996                                           5,838,603          --          (8,499,999)      (2,642,523)
   Proceeds from the sale of restricted and unrestricted common shares    104,660          --                  --          105,000
   Issuance of shares for payment of services/compensation                477,629          --                  --          478,807
   Issuance of shares in exchange for patent and technology license       244,300          --                  --          245,000
   Issuance of restricted shares in exchange for unrestricted
     shares contributed by shareholders                                      (163)         --                  --               --
   Exchange of amounts due to related parties for restricted shares       149,550          --                  --          150,000
   Exchange of redemption right of related party for additional
     restricted shares                                                       (145)         --                  --               --
   Settlement of amounts due to related parties through debt
     forgiveness and issuance of shares                                 1,449,273          --                  --        1,449,273
   Net loss for the year                                                       --          --            (943,773)        (943,773)
                                                                      -----------    --------        ------------     ------------
Balance at September 30, 1997                                           8,263,707          --          (9,443,772)      (1,158,216)
   Proceeds from exercise of stock options                                 85,750          --                  --           87,500
   Compensation expense from stock option activity                      1,699,440          --                  --        1,699,440
   Issuance of warrants                                                        --          --                  --          497,000
   Allocation of conversion feature of redeemable
     convertible preferred stock                                        1,022,222          --                  --        1,022,222
   Accretion of conversion feature of redeemable
     convertible preferred stock                                               --          --          (1,022,222)      (1,022,222)
   Dividends on redeemable convertible preferred stock                         --          --             (40,000)         (40,000)
   Accretion of redeemable convertible preferred stock                         --          --             (23,611)         (23,611)
   Issuance of shares for payment of collaborators                          9,360          --                  --            9,380
   Settlement of employee litigation                                      710,217          --                  --          712,192
   Issuance of shares for services                                         87,750          --                  --           87,938
   Issuance of additional shares to venture capital funds and
     individual investors                                                     (85)         --                  --               --
   Net loss for the year                                                       --          --          (1,993,753)      (1,993,753)
                                                                      -----------    --------        ------------     ------------
Balance at September 30, 1998                                          11,878,361          --         (12,523,358)        (122,130)


   Dividends on redeemable convertible preferred stock                         --          --            (160,000)        (160,000)
   Accretion of redeemable convertible preferred stock                         --          --             (98,362)         (98,362)
   Proceeds from exercise of Stock options                                 17,150          --                  --           17,500
   Issuance of shares for services                                         66,655          --                  --           66,800
   Extension of expiration date of stock option                            78,000          --                  --           78,000
   Net loss for the year                                                       --          --          (1,337,742)      (1,337,742)
                                                                      -----------    --------        ------------     ------------
Balance at September 30, 1999                                          12,040,166          --         (14,119,462)      (1,555,934)

   Dividends on redeemable convertible preferred stock                         --          --            (160,000)        (160,000)
   Accretion of redeemable convertible preferred stock                         --          --            (104,933)        (104,933)
   Proceeds from sale of common stock and warrants                      1,871,412    (282,002)                 --        2,374,217
   Issuance of shares and options for services/compensation               707,511      93,491                  --          425,142
   Amortization of stock based compensation                                    --          --                  --           43,001
   Net loss for the year                                                       --          --          (1,655,482)      (1,655,482)
                                                                      -----------    --------        ------------     ------------
Balance at September 30, 2000                                          14,619,089    (188,511)        (16,039,877)        (633,989)

   Proceeds from exercise of Stock options                                  6,125          --                  --            6,250
   Dividends on redeemable convertible preferred stock                         --          --            (160,000)        (160,000)
   Accretion of redeemable convertible preferred stock                         --          --            (111,959)        (111,959)
   Issuance of a warrant for services                                          --          --                  --           56,000
   Proceeds from sale of common stock and warrants, net of
      Issuance costs of $85,968                                           472,425    (360,486)                 --        1,004,532
   Issuance of shares and options for services/compensation               249,875     257,847                  --          433,423
   Amortization of stock based compensation                                    --          --                  --           86,004
   License Agreement and Acquisition of Periodontix                     4,967,500          --                  --        7,105,747
   Net loss for the year                                                       --          --         (10,503,075)     (10,503,075)
                                                                      -----------    --------        ------------     ------------
Balance at September 30, 2001                                          20,315,014    (291,150)        (26,814,911)      (2,717,067)

   Proceeds from exercise of Stock options                                165,300    (157,500)                  --          10,000
   Dividends on redeemable convertible preferred stock                         --          --            (160,000)        (160,000)
   Accretion of redeemable convertible preferred stock                         --          --            (119,450)        (119,450)
   Issuance of shares for services/compensation                            88,205     291,150                  --          380,200
   Amortization of stock based compensation                              (236,597)         --                  --           92,161
   Write-off of subscription receivable                                        --     106,500                  --          106,500
   Accrual of interest on subscription receivable                              --      (8,700)                 --           (8,700)
   Net loss for the year                                                       --          --          (1,272,091)      (1,272,091)
                                                                      -----------    --------        ------------     ------------
Balance at September 30, 2002                                         $20,331,972    $(59,700)       $(28,366,452)    $ (3,688,447)
                                                                      ===========    ========        ============     ============

                                  Demegen, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                           PERIOD FROM
                                                                                                        DECEMBER 6, 1991
                                                                                                          (INCEPTION)
                                                                  YEAR ENDED SEPTEMBER 30               TO SEPTEMBER 30
                                                            2002            2001            2000           2002
                                                        ------------    ------------    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                       $ (1,272,091)   $(10,503,075)   $ (1,655,482)   $(26,205,915)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Depreciation and amortization                                162,305         163,178         134,526         903,545
License amortization and purchased research
 & development related to the Periodontix acquisition             --       7,667,739              --        7,667,739
Stock issued for services                                    380,200         388,390         161,142       2,658,790
Stock based compensation                                      92,161          86,004          43,001         221,166
Issuance of stock options to employees and
   directors                                                      --          45,033         264,000       2,086,473
Warrants issued for interest                                      --              --              --         286,434
Provision for subscription receivable                        106,500              --              --         106,500
Write-off of patents                                          30,382              --              --          30,382
Notes payable issued for services                                 --              --              --          58,194
Other                                                        (14,781)        (31,379)          2,134         (19,678)

Changes in operating assets and liabilities:

Accounts receivable                                           46,310         (23,901)            137              --
Prepaid expenses and other current assets                      6,500          (6,500)          2,057              --
Unearned revenue                                             (50,000)         50,000         (91,667)             --
Accounts payable and other liabilities                       302,088         219,162          (3,607)      1,943,688
                                                        ------------    ------------    ------------    ------------
Net cash used in operating activities                       (210,426)     (1,945,349)     (1,143,759)    (10,262,682)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of property and equipment                           (40,375)        (27,613)        (12,765)       (464,128)
Cash received on equipment disposals                          39,546            --                --          49,189
License with & acquisition of Periodontix                         --        (230,000)             --        (230,000)
Intangible assets                                                 --         (48,912)       (111,401        (408,280)
                                                        ------------    ------------    ------------    ------------
Net cash used in investing activities                           (829)       (306,525)       (124,166)     (1,053,219)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from issuance of equity
   Instruments, net of transaction costs                          --       1,017,415       2,374,217       7,701,132
Proceeds from exercise of stock options                       10,000           6,250              --         121,250
Proceeds from notes payable & capital leases                  40,375          18,673         150,000       1,357,657
(Decrease) increase in payable to employees
   and directors                                             151,176              --          14,550       2,839,138
Payments on notes payable                                   (127,403)        (78,338)        (29,075)       (302,905)
                                                        ------------    ------------    ------------    ------------
Net cash provided by financing activities                     74,148         964,000       2,509,692      11,716,272
                                                        ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash
   equivalents                                              (137,107)     (1,287,874)      1,241,767         400,371
Cash and cash equivalents at beginning of
   period                                                    537,478       1,825,352         583,585              --
                                                        ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period              $    400,371    $    537,478    $  1,825,352    $    400,371
                                                        ===========     ============    ===========     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION

Cash paid for interest                                  $     16,210    $     20,034    $      8,582    $     66,468
                                                        ===========     ============    ===========     ============
NONCASH ACTIVITIES
Common stock issued in satisfaction of related
   party payable                                        $         --    $         --    $         --    $    778,992
                                                        ===========     ============    ===========     ============
Dividends on redeemable convertible preferred
   stock                                                $    160,000    $    160,000    $    160,000    $    680,000
                                                        ===========     ============    ===========     ============
Accretion of redeemable convertible preferred
   stock                                                $    119,450    $    111,959    $    104,947    $  1,480,537
                                                        ===========     ============    ===========     ============
Receivable due from stockholders                        $    166,200    $    181,000    $    282,002    $    626,002
                                                        ===========     ============    ===========     ============
Common stock issued for issuance costs                  $       --      $         --    $    100,000    $    100,000
                                                        ===========     ============    ===========     ============
Common stock and warrants issued as part
of the Periodontix transaction                          $       --      $  7,145,747    $         --    $  7,145,747
                                                        ===========     ============    ===========     ============

See accompanying notes.

                                  Demegen, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                               September 30, 2002


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

The Company is a biopharmaceutical company which develops natural and novel peptides for the treatment of infectious diseases. The primary drugs under development target significant markets for which there are few, if any, satisfactory alternatives. These include treatment for oral candidiasis, a disease prevalent in HIV patients, a treatment for Pseudomonas in CF Patients, a disease that can be fatal to children, and a treatment for mucositis, a common side effect of chemotherapy or radiation therapy. During Fiscal 2001 the Company acquired substantially all the assets of Periodontix, Inc., another peptide therapeutic company. For accounting purposes the acquisition was accounted under the "purchase method" of accounting.

The Company is subject to the risks associated with emerging technology-oriented companies. Primary among these risks are the ability to obtain sufficient financing, competition from substitute products and the ability to successfully develop and market its products. As of September 30, 2002, the Company has an accumulated deficit of $28,366,000. In addition, the Company has a working capital deficiency of $987,000 as of September 30, 2002 and has used $210,000 of cash for operations during fiscal 2002.

For the year ended September 30, 2002, the Company incurred a loss of $1,272,000 and due to the lack of liquidity, substantially all of the employees are no longer in the employ of the Company.

The Company historically has obtained its working capital through equity issuances to shareholders, royalty payments and from certain borrowing arrangements. Management has plans in Fiscal 2003 to issue additional equity to shareholders and to obtain additional funding support from grants and product development partners. Should these plans not be successful, there is substantial doubt about the Company's ability to continue as a going concern through the year ending September 30, 2003.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives (generally three to five years) of the individual assets. Depreciation expense amounted to $68,498, $71,178 and $64,134 during 2002, 2001 and 2000, respectively. Additionally, in fiscal 2002 a $93,027 provision was made to reduce the value of property and equipment to net realizable value.

INTANGIBLE ASSETS

In fiscal 2000 Intangible assets include patent costs and purchased license agreements and were stated at cost, net of accumulated amortization. With the unanticipated termination of the Dow AgroSciences agreement in October 2001, all Intangible assets that were originally being recovered through the cash flow associated with the agreement were adjusted to net realizable value with a $177,785 charge against income for the year ended September 30, 2001. As of September 30, 2002, the remaining net intangible assets of $30,382 were written-off due to significant under performance relative to the expected operating results. The write-off is presented separately within the Statement of operations.

GRANT AND OTHER INCOME

Grant income is not recognized until received as the grants did not include any penalties, successful outcomes clauses or refunding provisions.

During fiscal years 2001, the Company received grant proceeds of $400,000 to expand efforts to develop therapeutics to treat cancer. The funds were recognized as revenue upon receipt as the contracts do not contain any penalties, successful outcomes clauses or refunding provisions. License revenue is recognized as revenue upon receipt, except for those that contain contractual provisions that require the Company to provide services or the attainment of certain goals, in those cases, the revenues is deferred as unearned revenue until these penalties, clauses or provisions are met.

The Company received $27,882 in fiscal 2000 under research agreements with the National Institute of Health and the National Science Foundation. Revenue was recognized as the research funds were expended.

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

The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," effective July 1, 2001 and the Periodontix transaction was accounted for under SFAS 141 and 142. SFAS 142 addresses the financial and accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill (of which the Company has not recognized such intangible asset) and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

In August 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 and provides a single accounting model for long-lived assets to be disposed of. The new rules significantly change what would have to be met to classify an asset as held for sale. In addition, more dispositions will qualify for discontinued operations treatment in the income statement as the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business. The Company will be required to apply SFAS No. 144 as of October 1, 2003.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initialed after December 31, 2002, with early application encouraged. The Company does not expect that the impact will be material.

4. INCOME TAXES

The Company accounts for income taxes using the liability method.

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

4. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax asset at September 30, 2002 and 2001, are as follows:

                                                2002              2001
                                            -----------       -----------
*  Compensation expense on unexercised
     stock options                          $   411,000       $   567,980
*  NOL carryforwards                          8,729,600         5,370,799
*  Excess book amortization/expense of
         Impaired assets                         59,400         2,802,828
*  Other                                          7,813             7,813
                                            -----------       -----------
        Total deferred tax asset              9,207,813         8,749,420

   Valuation allowance                       (9,207,813)       (8,749,420)
                                            -----------       -----------
   Net deferred tax assets                  $         0       $         0
                                            ===========       ===========

Net operating losses totaling approximately $22,973,000 are currently available and begin to expire in 2007.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

5. PRIVATE PLACEMENT OF SECURITIES

During the third quarter of Fiscal 2001, the Company made a private placement of its securities to institutional and other accredited investors raising $1.28 million of which $0.181 million was in the form of future services recognized in equity as subscription receivable and are recognized over the life of the respective agreements, with the remainder of $1.09 million in cash. The private placement resulted in the sale of 2.543 million restricted shares of Common Stock and warrants to purchase an additional 2.543 million shares of the Company's Common Stock.

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

During the second quarter of Fiscal 2000, the Company closed on a private placement of its securities to institutional and other accredited investors raising $2.65 million of which $0.28 million was in the form of future services, which are presented in equity as "Subscription Receivable" and are recognized over the life of the respective agreements, with the remainder of $2.4 million in cash. The private placement resulted in the sale of 5.56 million restricted shares of common stock and warrants to purchase an additional 5.56 million shares of the Company's common stock.

The investors were offered one unit at $0.50 per unit. Each unit consisted of one share of restricted common stock and a warrant to purchase one share of the Company's common stock for $0.75 per share. The warrant expires the earlier of March 31, 2005 or 60 days after a call by the

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

5. PRIVATE PLACEMENT OF SECURITIES (CONTINUED)

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

7. STOCK OPTIONS AND WARRANTS

The Company granted stock options to certain employees and directors during the years ended September 30, 2001 and 2000 at exercise prices which approximated or exceeded fair value at the date of grant. The majority of the stock options issued in the year ended September 30, 2000 were issued in connection with the retention of the Chief Operating Officer-Pharmaceutical Products. Exclusive of the aforementioned stock options, the majority of the stock options issued in the year ending September 30, 2000 vest over time (up to 3 years).

A summary of the Company's stock option activity is as follows:

                                                          OPTIONS OUTSTANDING
                                           ----------------------------------------------------
                                                                    WEIGHTED         WEIGHTED
                                                                    AVERAGE          AVERAGE
                                           NUMBER OF SHARES      EXERCISE PRICE     FAIR VALUE
                                           ----------------      --------------     ----------
Balance at September 30, 1999                  5,145,000             $0.15            $0.46
                                           ================      ==============     ==========
Options granted during year                    2,275,000             $0.63            $0.79
                                           ----------------      --------------     ----------
Balance at September 30, 2000                  7,420,000             $0.30            $0.56
                                           ================      ==============     ==========
Granted                                          992,500             $0.75            $0.83
Options exercised for common stock              (125,000)            $0.05            $0.75
                                           ----------------      --------------     ----------
Balance at September 30, 2001                  8,287,500             $0.36            $0.59
                                           ================      ==============     ==========
Forfeited                                     (2,327,500)            $0.66            $0.74
Options exercised for common stock            (2,150,000)            $0.08            $0.49
                                           ----------------      --------------     ----------
Balance at September 30, 2002                  3,810,000             $0.33            $0.55
                                           ================      ==============     ==========

As of September 30, 2002 and 2001, 3,547,918 and 5,996,687, respectively, of the options were vested and exercisable.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions for fiscal 2001, and 2000: risk-free interest rate of 6%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.43 and
1.49 respectively, and a weighted average expected option life of five years. No stock options were issued in fiscal 2002

Had the compensation cost of the Company's stock option plans been determined based on the fair value at the date of grant for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

7. STOCK OPTIONS AND WARRANTS (CONTINUED)


                                                           YEAR ENDED SEPTEMBER 30
                                                2002                2001                 2000
                                           --------------      --------------       --------------
Net loss available to common stock:
   As reported                             $   (1,551,541)     $  (10,775,034)      $   (1,920,415)
   Pro forma                               $   (1,551,541)     $  (11,340,598)      $   (2,058,313)

Basic and diluted earnings per share:
   As reported                             $        (0.03)     $        (0.29)      $        (0.06)
   Pro forma                               $        (0.03)     $        (0.31)      $        (0.07)


At September 30, 2002 and 2001, there were outstanding warrants to purchase 8,185,879 shares of the Company's common stock at an exercise price of $0.75 per warrant (refer to Note 5 for additional information). Those warrants which were sold with the common shares in the private placements in fiscal 2001 and 2000 and were valued at $890,050 ($0.35 per warrant) and $790,004 ($0.14 per warrant), respectively. Additionally, the holder of the preferred stock holds a warrant to purchase common stock (refer to Note 6 for additional information), Periodontix holds a warrant to purchase common stock at $1.25 per share. (refer to Note 12 for additional information) and an unrelated party holds a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $1.00 per warrant.

8. NOTE PAYABLE

In December 1999, the Company received $150,000 from a local foundation to fund program related research. The loan matures on February 28, 2005 with a balloon payment due at that time. The loan is at an interest rate of 5% with interest due February 28 of each year. The loan is currently in default due to the non-payment of the annual interest payment due February 28, 2002. The entire note payable has been classified as a current liability.

The Company has a note payable totaling $170,560 as of September 30, 2002 which is payable at $3,500 monthly at an interest rate of 6%. Payments under this agreement began in March 2000 and will extend until August 2007.

9. COMMITMENTS

The Company leases its office and laboratory facilities in Pittsburgh under a month-to-month lease at a monthly rental of $3,948.

During 2002, 2001 and 2000, the Company incurred rent expense totaling $134,444, $153,124 and $56,830, respectively.

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

10. ARBITRATION SETTLEMENT

In December 1997, the Company entered into a license agreement with Mycogen Corporation, which was subsequently acquired by Dow AgroSciences whereby the Company licensed substantially all rights for disease prevention and treatment for agricultural applications. The agreement was amended on October 11, 1998 to provide Dow AgroSciences with an additional license for the Company's agricultural nutrition technologies.

On October 31, 2001 Dow AgroSciences had notified the Company that it was exercising its right to terminate the license agreements it has with the Company. In December 2001, the Company commenced

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

10. ARBITRATION SETTLEMENT (CONTINUED)

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

11. NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             YEAR ENDED SEPTEMBER 30
                                                     2002               2001               2000
                                                  ----------         ----------         ----------
Numerator:
   Net loss                                     $ (1,272,091)      $(10,503,075)      $ (1,655,482)
   Preferred stock dividends and accretion
     amounts                                        (279,450)          (271,959)          (264,933)
                                                ------------       ------------       ------------
   Numerator for basic loss per
     share--income available to common
     stockholders                                 (1,551,541)       (10,775,034)        (1,920,415)

Denominator:
   Denominator for basic and loss per
     share--weighted average shares               45,713,461         37,163,279         29,759,153
                                                ------------       ------------       ------------
Basic and diluted loss per share                $      (0.03)      $      (0.29)      $      (0.06)
                                                ============       ============       ============


At September 30, 2002, the Company had 3,547,918 vested options (3,810,000 outstanding) for the purchase of the Company's Common Stock at exercise prices ranging from $0.05 per share to $0.75 per share. Additionally, the 4,444,444 shares of Redeemable Convertible Preferred Stock are convertible into the Company's Common Stock on a 1 for 1 basis. Furthermore, the holder of the Redeemable Convertible Preferred Stock holds a warrant for 4,965,556 shares of the Company's Common Stock at an exercise price of $0.45 per share. The purchasers of Common Stock in the 2001 and 2000 Private Placements received aggregate warrants for 8,185,879 shares of the Company's common Stock at an exercise price of $0.75 per share. Periodontix received warrants for 9,000,000 shares of the Company's common Stock at an exercise price of $1.25 per share and an unrelated third party holds a warrant for 200,000 shares of the Company's common Stock at an exercise price of $1.00 per share. These potentially dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive.

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

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

12. ACQUISITION (CONTINUED)

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

- As part of the license fee, the Company paid $175,000 to Periodontix on April 2, 2001 and was obligated to make a second $175,000 payment to Periodontix on December 1, 2001. The payment has not been made and is included in Accounts Payable on the Balance Sheet.

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


                                    Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

12. ACQUISITION (CONTINUED)

The In-Process research and development was written-off in the year ended September 30, 2001 as technological feasibility of the in-process technologies so acquired had not been achieved and no alternative future use had been established.

The following unaudited pro forma condensed operating statements for the years ended September 30, 2001 and 2000 assume that the acquisitions were consummated on October 1, 2000 and 1999, respectively. Their results are not necessarily indicative of those results that would have occurred had the acquisition actually been made on October 1, 2000 or of the future operations of the combined companies:

                                                              Years ended September 30,
                                                               2001                2000
                                                           ------------       ------------
Income                                                     $  1,156,004       $    948,765
Expenses                                                     12,163,578         12,944,915
                                                           ------------       ------------
Net Loss                                                    (11,007,574)       (11,996,150)

Preferred Dividend & Accretion Amount                          (271,959)          (264,933)
                                                           ------------       ------------
Net loss applicable to common shares                       $(11,279,533)      $(12,261,083)
                                                           ============       ============

Net loss per common shares                                 $      (0.27)      $      (0.32)
                                                           ============       ============
Weighted average shares outstanding                          42,454,245         38,759,153
                                                           ============       ============

The pro forma results for the year ended September 30, 2001 and 2000, included $4,848,000 of amortization of the license with Periodontix and $2,642,000 for the write-off of acquired in-process research and development.

13. NOTES RECEIVABLE

During March 2002, in conjunction with the exercise of options, the Company sold 1,700,000 shares of common stock to Mr. Ekstrom at purchase prices of $0.05 to $0.15 per share. Recourse (to the general assets of the borrower) promissory notes in the amount of $145,000 were to be issued in conjunction with this sale, however this has not occurred. The amount of $51,000 in the financial statements represents the fair value of the shares as of September 30, 2002. The difference between the $145,000 due and the current carrying value, has been treated as additional compensation. The notes were to include a repayment option due one year after the sale of the related shares at an interest rate of 6%. If the shares are donated to charity, the Company will waive repayment of that portion of the notes and interest which relate to the donated shares. This transaction has been accorded variable accounting treatment.

Additionally, during March 2002, in conjunction with the exercise of options, the Company sold 450,000 shares of common stock to a former executive of the Company at a purchase price of $0.05 per share. In the fiscal quarter ending June 30, 2002, the former executive of the Company paid $10,000 against his liability with $12,500 remaining payable to the Company at September 30, 2002.

                                  Demegen, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

14. SUBSEQUENT EVENT (UNAUDITED)

On December 20, 2002, the Company and the Chief Executive Officer entered into a Termination and Consulting Agreement whereby the Chief Executive Officer was terminated effective December 31, 2002 and entered into a consulting agreement with the Company. Services related to the consulting agreement will be reimbursed on an hourly basis plus normal expenses incurred. The Company will expense $90,000 related to the Chief Executive Officer's employment agreement for severance in the first fiscal quarter of 2003 but payment will be deferred until the Company is sold or dissolved or otherwise has the ability to pay.

