Form 10QSB
period 2002-12-31
DEMEGEN INC
filed 2003-02-14
CIK 1077596

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002 OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

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

As of February 7, 2003, there were 47,367,778 shares of the registrant's common stock outstanding.

                                  DEMEGEN, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                              PAGE
  Item 1.   Financial Statements and Notes to Financial Statements

      (a)   Condensed Balance Sheets as of December 31, 2002 (unaudited)
            and September 30, 2002                                                               3

      (b)   Statements of Operations for the Three Months Ended December 31, 2002
            and 2001 and Inception (December 6, 1991) to December 31, 2002
            (unaudited)                                                                          4

      (c)   Statements of Cash Flows for the Three Months Ended December 31,
            2002 and 2001 and Inception (December 6, 1991) to December 31, 2002
            (unaudited)                                                                          5

      (d)   Notes to Financial Statements (unaudited)                                            6

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                           8

PART II.    OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                                    11

  Item 14.  Controls and Procedures                                                             11

  Signatures                                                                                    12

  Certification                                                                                 13

                PART I. FINANCIAL INFORMATION
                        DEMEGEN, INC
                  CONDENSED BALANCE SHEETS

                                                                      DECEMBER 31,       SEPTEMBER 30,
                                                                          2002                2002*
                                                                      ------------       -------------
                                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                       $    129,476       $    400,371
                                                                      ------------       ------------

TOTAL CURRENT ASSETS                                                       129,476            400,371

PROPERTY, PLANT AND EQUIPMENT                                              145,767            168,756
Less:  accumulated depreciation                                           (119,998)          (133,819)
                                                                      ------------       ------------
                                                                            25,769             34,937

OTHER ASSETS                                                                 3,498              3,498
                                                                      ------------       ------------

TOTAL ASSETS                                                          $    158,743       $    438,806
                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable                                                      $  1,007,054       $  1,016,263
Current portion of notes payable                                           202,931            187,196
Accrued payroll                                                            198,875            151,176
Other accrued liabilities                                                   31,247             33,228
                                                                      ------------       ------------

TOTAL CURRENT LIABILITIES                                                1,440,107          1,387,863

LONG TERM PORTION OF NOTES PAYABLE                                         129,080            154,192
                                                                      ------------       ------------

TOTAL LIABILITIES                                                        1,569,187          1,542,055

REDEEMABLE CONVERTIBLE PREFERRED STOCK                                   2,657,049          2,585,198

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Common stock                                                                47,018             47,018
Warrants                                                                 4,362,301          4,362,301
Additional paid-in capital                                              20,329,020         20,331,972
Deferred Compensation                                                           --             (3,586)
Subscription Receivable                                                    (44,875)           (59,700)
Deficit accumulated during the development stage                       (28,760,957)       (28,366,452)
                                                                      ------------       ------------

TOTAL STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                         (4,067,493)        (3,688,447)
                                                                      ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT (CAPITAL DEFICIENCY)      $    158,743       $    438,806
                                                                      ============       ============

*Derived from audited financial statements.

See accompanying notes to financial statements.

                                  DEMEGEN, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     FOR THE THREE  MONTHS            INCEPTION
                                                                       ENDED DECEMBER 31,         (DECEMBER 6, 1991)
                                                                -------------------------------           TO
                                                                     2002              2001        DECEMBER 31, 2002
                                                                ------------       ------------    -----------------
INCOME                                                          $      5,464       $    277,688       $  7,139,025

EXPENSES:
Research and development                                             112,098            553,039         11,228,649
General & administration                                             208,554            207,808         12,784,153
License amortization and purchased research & development
   related to Periodontix acquisition                                     --                 --          7,667,739
Interest                                                               4,633              4,571          1,050,293
Write-off of patents                                                      --                 --             30,382
Depreciation and amortization                                          2,833             21,044            906,378
                                                                ------------       ------------       ------------

TOTAL EXPENSES                                                       328,118            786,462         33,667,594
                                                                ------------       ------------       ------------

NET INCOME (LOSS)                                                   (322,654)          (508,774)       (26,528,569)

Preferred dividend and accretion amounts                             (71,851)           (69,149)        (2,232,388)
                                                                ------------       ------------       ------------

NET LOSS APPLICABLE TO COMMON STOCK                             $   (394,505)      $   (577,923)      $(28,760,957)
                                                                ============       ============       ============

INCOME (LOSS) PER SHARE OF COMMON STOCK, BASIC AND DILUTED      $      (0.01)      $      (0.01)
                                                                ============       ============

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING                         47,017,778         44,022,778
                                                                ============       ============

See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE THREE  MONTHS          INCEPTION
                                                                       ENDED DECEMBER 31,       (DECEMBER 6, 1991)
                                                                   -------------------------             TO
                                                                      2002            2001       DECEMBER 31, 2002
                                                                   ---------       ---------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $(322,654)      $(508,774)      $(26,528,569)
Adjustments to Reconcile Net Loss to Cash:
    Depreciation and amortization                                      2,833          21,044            906,378
    License amortization and purchased research & development
        related to Periodontix acquisition                                --              --          7,667,739
    Stock issued for services                                             --          48,776          2,658,790
    Stock based compensation                                              --          21,501            221,166
     Issuance of stock and options to employees and directors            634           7,051          2,087,107
    Warrants issued for interest                                          --              --            286,434
    Provision for subscription receivable                             17,000              --            123,500
Other                                                                 (2,175)             92             66,723
Changes in Assets and Liabilities
  Other than Cash:
Accounts receivable                                                       --            (658)                --
Accounts payable and other liabilities                               (11,190)        (15,552)         1,932,498
Unearned revenue                                                          --         260,000                 --
                                                                   ---------       ---------       ------------
NET CASH USED BY OPERATING ACTIVITIES                               (315,552)       (166,520)       (10,578,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Intangible assets                                                     --              --           (464,128)
    License with and acquisition of Periodontix                           --              --           (230,000)
    Cash received on equipment disposals                               6,335              --             55,524
    Purchase of property, plant and equipment                             --         (40,375)          (408,280)
                                                                   ---------       ---------       ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       6,335         (40,375)        (1,046,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                    --          40,375          1,357,657
    Principal payments on debt                                        (9,377)        (26,911)          (312,282)
    (Decrease) increase in payable to employees and directors         47,699              --          2,886,837
    Net proceeds from issuance of equity instruments                      --              --          7,701,132
    Proceeds from exercise of stock options                               --              --            121,250
                                                                   ---------       ---------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             38,322          13,464         11,754,594
                                                                   ---------       ---------       ------------

Net Increase (Decrease) in Cash and Equivalents                     (270,895)       (193,431)           129,476
Cash and Cash Equivalents, Beginning of Period                       400,371         537,478                 --
                                                                   ---------       ---------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 129,476       $ 344,047       $    129,476
                                                                   =========       =========       ============

INTEREST PAID DURING PERIOD                                        $   2,321       $   2,696       $     68,789
                                                                   =========       =========       ============

See accompanying notes to financial statements.

                                  DEMEGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
                                   (UNAUDITED)

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

The Company historically has obtained its working capital requirements through equity issuances to shareholders, royalty payments and from certain borrowing arrangements. Management has plans in Fiscal 2003 to explore the sale to or merger with another company with suitable financial and human resources and concurrently is seeking to achieve partnerships with pharmaceutical or biotechnology companies to co-develop product applications. The Company is also continuing to seek additional capital. There can be no assurance that such transactions will transpire considering the Company's financial and operating condition.

Should these plans not be successful, there is substantial doubt as to the Company's ability to continue as a going concern through the year ending September 30, 2003. The Company's current cash resources are close to being exhausted and it is extremely uncertain that new sources of cash will be identified and will be received during fiscal 2003.

All adjustments made during the three months ended December 31, 2002 were of a normal, recurring nature. The amounts presented for the three months ended December 31, 2002 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended September 30, 2002 dated December 30, 2002, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal or state income tax has been provided for the three months ended December 31, 2002 and 2001 due to existence of unused net operating loss carryforwards.

The Corporation did not pay any income taxes during the three months ended December 31, 2002 and 2001.

NOTE 3 - NET EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                      FOR THE THREE MONTHS
                                                                       ENDED DECEMBER 31,
                                                                      2002              2001
                                                                 ------------       ------------
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Net Income (Loss)                                                $   (322,654)      $   (508,774)
Preferred stock dividends and accretion amounts                       (71,851)           (69,149)
                                                                 ------------       ------------
Numerator for basic  and diluted earnings per share--income
   available to common stockholders                              $   (394,505)      $   (577,923)
                                                                 ============       ============

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER SHARE:

Denominator for basic and diluted earnings per share--
    weighted average shares                                        47,017,778         44,022,778
                                                                 ============       ============

BASIC AND DILUTED EARNINGS PER SHARE                             $      (0.01)      $      (0.01)
                                                                 ============       ============

NOTE 4 - TERMINATION AND CONSULTING AGREEMENT OF CHIEF EXECUTIVE OFFICER

On December 20, 2002, the Company and the Chief Executive Officer entered into a Termination and Consulting Agreement whereby the Chief Executive Officer was terminated effective December 31, 2002 and entered into a consulting agreement with the Company. Services related to the consulting agreement will be reimbursed on an hourly rate basis plus normal expenses incurred. The Company expensed the $90,000 related to the former Chief Executive Officer's employment agreement for severance in the first fiscal quarter of 2003 but payment will be deferred until the Company is sold or dissolved or otherwise has the ability to pay.

NOTE 5 - SUBSEQUENT EVENTS

On February 4, 2003, the Company entered into an amendment to the License Agreement with Boston University. The amendment provided among other things that the license was expanded to include vaginal diseases and dermatological applications. In exchange for the additional applications the Company agreed to issue 150,000 shares of the Company's restricted common stock and to issue 200,000 shares of the Company's restricted common stock in lieu of the minimum annual royalties due in 2002 and 2003.

Effective January 28, 2003 Ernst & Young LLP resigned as the Company's independent accountant. Therefore, this Quarterly Report on Form 10-QSB has not been reviewed by an independent public accountant as required by Securities and Exchange Commission regulations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

During the three months ended December 31, 2002 ("Fiscal 2003"), grants, license fees and other income decreased to $0.01 million compared to $0.28 million in the three months ended December 31, 2001 ("Fiscal 2002"). Fiscal 2003 revenues solely consisted of interest income. Fiscal 2002 revenue includes $0.225 million for the semi-annual research payment from Dow AgroSciences, which was recognized into income in connection with the termination of the agreement.

Total expenses decreased to $0.33 million in fiscal 2003 as compared to $0.79 million in fiscal 2002 due to the cessation of preclinical development activities and the termination of substantially all personnel.

Research and development expenditures decreased to $0.11 million from $0.55 million in the corresponding prior fiscal quarter. The decrease was due to cessation of preclinical development activities during the current fiscal period. General and administrative expenses remained constant at $0.21 million due to the accrual of $0.09 million of severance due to the termination of the Chief Executive Officer effective December 31, 2002. Exclusive of the aforementioned severance general and administrative expenses would have decreased to $0.12 million.

During the quarters ended December 31, 2002 and 2001 the Corporation made no provision for federal or state income taxes due to the current period loss and the existence of net operating loss carryforwards.

The Corporation reported a loss of $0.32 million for the three months ended December 31, 2002 compared to net loss of $0.51 million for the three months ended December 31, 2001 as a direct result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2002, the Corporation's cash decreased by $0.27 million to $0.13 million. The cash decrease was due to $0.32 million of cash used by operating activities which was partially offset by $0.04 million of cash provided by financing activities. The $0.04 million of cash provided by financing activities consisted of $0.05 million increase in amounts payable to employees partially offset by $0.01 million of principal payments on debt.

Cash flows used by operating activities totaled $0.32 million in the three months ended December 31, 2002. Cash outflows included the net loss of $0.32 million and a $0.01 million decrease in accounts payable and other liabilities. These cash outflows were partially offset by cash inflows which principally included a $0.02 million write-down of the subscription receivable.

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

The Company is subject to the risks associated with emerging technology-oriented companies. Primary among these risks are the ability to obtain sufficient financing, competition from substitute products and the ability to successfully develop and market its products. As of December 31, 2002, the Company has an accumulated deficit of $28.8 million. In addition, the Company has a working capital deficiency of approximately $1.311 million as December 31, 2002.

For the quarter and year ended on December 31, 2002 and September 30, 2002, the Company incurred losses of $0.323 million and $1.272 million respectively, and used $0.32 million and $0.21 million, respectively, of cash for operations during the quarter and year ended on December 31, 2002 and September 30, 2002, respectively.

The Company historically has obtained its working capital requirements through equity issuances to shareholders, royalty payments and from certain borrowing arrangements. Management has plans in Fiscal 2003 to explore the sale to or merger with another company with suitable financial and human resources and concurrently is seeking to achieve partnerships with pharmaceutical or biotechnology companies to co-develop product applications. The Company is also continuing to seek additional capital. There can be no assurance that such transactions will transpire considering the financial and operating condition of the Company.

Should these plans not be successful, there is substantial doubt as to the Company's ability to continue as a going concern through the year ending September 30, 2003. The Company's current cash resources are close to being exhausted and it is extremely uncertain that new sources of cash will be identified and will be received during fiscal 2003. Since its July 2001 fundraising, the Company has not been able to obtain additional capital to advance the Company's product development efforts. As of December 31, 2002, the Company is delinquent in $75,000 of payments due under an employment contract, had deferred $34,000 of salary due three former employees, was unable to meet its remaining monthly obligations, is overdue on payments to creditors who are owed in excess of $900,000 and has deferred a $7,500 interest payment to the holder of a $150,000 note. The holder, at their option, may demand the immediate payment of all principal and interest and/or raise the interest rate on the note from 5% to 6%. To date, the holder of the note has not notified the Company of its intent to pursue either option.

As a result of the Company's cash position, during the past twelve months, all of the employees have resigned or been terminated as a result, product development efforts will be minimal until partners or new financing occurs. The lease for its Watertown facility has been terminated, thereby eliminating future obligations. The Pittsburgh facility is on a month-to-month rental agreement and the Company has subleased a portion of its current office location. The Company's remaining employees, including the Company's President and Chief Executive Officer, were terminated effective December 31, 2002. These employees have agreed to work as needed on a consulting basis.

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

The Company's core assets are represented by its intellectual property, which includes more than thirty-five issued patents and the developments accomplished to date for its three leading product applications. These include:

- a drug to treat cystic fibrosis infections. An Orphan Drug designation has been achieved and there is funding support from the Cystic Fibrosis Foundation.
- a second drug to treat oral infections that afflict HIV and many cancer patients; there is an approved IND (Investigational New Drug Application); and a Phase I/II clinical trial is ready to begin.
-     a third drug for infected wounds and burns.
-     A fourth drug for fungal and viral infections

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

In December 1999, the Company received $150,000 from a local foundation to fund program related research. The loan matures on February 28, 2005 with a balloon payment due at that time. The loan is at an interest rate of 5% with interest due February 28 of each year. The Company did not make the required interest payment of $7,500 on February 28, 2002. As of December 31, 2002 the total amount due, including interest, was $163,750.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

                                  EXHIBIT INDEX
                           EXHIBIT NO. AND DESCRIPTION

                                                                                         PAGES OF SEQUENTIAL
                                                                                           NUMBERING SYSTEM
Exhibit 99.1      Certification Pursuant To 18 U.S.C. Section 1350, As Amended
                  Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The filed the following current reports on Form 8-K during the three months ended December 31, 2002:

On October 31, 2002 a Form 8-K with an Item 5 disclosure was filed

On November 27, 2002 a Form 8-K with an Item 5 disclosure was filed

ITEM 14 - CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

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

Date: February 11, 2003

                                 CERTIFICATION

I, Richard D. Ekstrom, certify that:

1.    I have reviewed this Quarterly Report on Form 10-QSB of Demegen, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Demegen, Inc. and have:

      (i) Designed such disclosure controls and procedures to ensure that material information relating to Demegen, Inc. is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

      (ii) Evaluated the effectiveness of Demegen, Inc's. disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (iii) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based upon my most recent evaluation, to Demegen Inc's. audit committee of the Company's Board of Directors (or persons performing the equivalent functions):

      (i) All significant deficiencies in the design or operation of internal controls which could adversely affect Demegen Inc's. ability to record, process, summarize and report financial data and have identified any material weaknesses in internal control, and

      (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in Demegen Inc's. internal controls, and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              By /s/ Richard D. Ekstrom
                                                --------------------------------
                                                     Richard D. Ekstrom
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

Date: February 11, 2003